Form 10-Q
period 2012-07-31
AFH ACQUISITION X, INC.
filed 2012-09-14
CIK 1419554

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

☑ Yes ☐ No

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2012: 5,000,000 shares of common stock.

AFH ACQUISITION X, Inc.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Balance Sheets at July 31, 2012 (Unaudited) and October 31, 2011	F-1
	Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through July 31, 2012 (Unaudited)	F-2
	Statements of Operations for the Three and Nine Months Ended July 31, 2012 and 2011 and for the Cumulative Period from October 18, 2007 (Inception) to July 31, 2012 (Unaudited)	F-3
	Statements of Cash Flows for the Nine Months Ended July 31, 2012 and 2011 and for the Cumulative Period from October 18, 2007 (Inception) to July 31, 2012 (Unaudited)	F-4
	Notes to Financial Statements	F-5 - F-7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	2
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3
Item 4.	Controls and Procedures	3
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	4
Item 1A	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Mine Safety Disclosures	4
Item 5.	Other Information	4
Item 6.	Exhibits	4
Signatures		5

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

AFH ACQUISITION X, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
JULY 31, 2012

AFH ACQUISITION X, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	July 31,	October 31,
	2012	2011
ASSETS
Cash and Cash Equivalents	—	—
Total Assets	$-	$-
LIABILITIES AND STOCKHOLDER'S DEFICIT
Liabilities
Accrued Expenses	$9,514	$4,920
Due to Parent	24,048	24,048
Total Liabilities	33,562	28,968
Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(58,562)	(53,968)
Total Stockholder's Deficit	(33,562)	(28,968)
Total Liabilities and Stockholder's Deficit	$-	$-

AFH ACQUISITION X, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JULY 31, 2012 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit
Balance - October 18, 2007	—	$-	$-	$-	$-	$-
Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100
Net Loss for the Period	—	—	—	—	(21,823)	(21,823)
Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,823)	(9,723)
Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900
Net Loss for the Period	—	—	—	—	(13,343)	(13,343)
Balance - October 31, 2008	5,000,000	5,000	20,000	—	(35,166)	(10,166)
Net Loss for the Period	—	—	—	—	(10,285)	(10,285)
Balance - October 31, 2009	5,000,000	5,000	20,000	—	(45,451)	(20,451)
Net Loss for the Period	—	—	—	—	(3,597)	(3,597)
Balance - October 31, 2010	5,000,000	5,000	20,000	—	(49,048)	(24,048)
Net Loss for the Period	—	—	—	—	(4,920)	(4,920)
Balance - October 31, 2011	5,000,000	5,000	20,000	—	(53,968)	(28,968)
Net Loss for the Period	—	—	—	—	(4,594)	(4,594)
Balance - July 31, 2012	5,000,000	$5,000	$20,000	$-	$(58,562)	$(33,562)

AFH ACQUISITION X, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED
						Period From
						Date of Inception
	For the Three Months Ended			For the Nine Months Ended		(October 18, 2007)
	July 31,			July 31,		Through
	2012		2011	2012	2011	July 31, 2012
Revenues	$-		$-	$-	$-	$-
Expenses
Consulting	$-		$-	$-	$-	$1,719
Interest	—		—	—	—	15
Legal and Professional	1,088		725	4,194	2,802	50,326
Office Expenses	—		—	—	—	1,500
Organizational Costs	—		—	—	—	1,002
Rent	—		—	—	—	3,000
Total Expenses	$1,088		$725	$4,194	$2,802	$57,562
Net Loss for the Period Before Taxes	$(1,088)		$(725)	$(4,194)	$(2,802)	$(57,562)
Franchise Tax	—		—	400	400	1,000
Net Loss for the Period After Taxes	$(1,088)		$(725)	$(4,594)	$(3,202)	$(58,562)
Loss per Share - Basic and Diluted	$(0.00)	$	$ (0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding	5,000,000		5,000,000	5,000,000	5,000,000	5,000,000

AFH ACQUISITION X, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED
			Period From
			Date of Inception
	For the Nine Months Ended		(October 18, 2007)
	July 31,		Through
	2012	2011	July 31, 2012
Cash Flows from Operating Activities
Net Loss for the Period	$(4,594)	$(3,202)	$(58,562)
Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	4,594	3,202	9,514
Net Cash Flows from Operating Activities	—	—	(49,048)
Net Cash Flows from Investing Activities	—	—	—
Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	—	—	24,048
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100
Net Cash Flows from Financing Activities	—	—	49,048
Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents - Beginning of Period	—	—	—
Cash and Cash Equivalents - End of Period	$-	$-	$-
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Note D - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $58,562 at July 31, 2012.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to July 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At July 31, 2012, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended July 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A	Risk Factors
As a smaller reporting company we are not required to provide this information.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2012.*

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: September 14, 2012

AFH ACQUISITION X, INC.
(Registrant)

/s/ Amir F. Heshmatpour, President
Amir F. Heshmatpour, President, CEO and Principal Financial Officer