Form 10-K
period 2013-10-31
AFH ACQUISITION X, INC.
filed 2014-02-13
CIK 1419554

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53078

AFH ACQUISITION X, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1743430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverly Drive,

Ste #1600

Beverly Hills, CA 90212

(Address of principal executive offices)

(310) 475-3500

(Registrant’s telephone number, including area code)

9595 Wilshire Blvd.

Suite 700

Beverly Hills, CA 90212

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

[  ] Yes [X] No

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

As of April 30, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 13, 2014, there were 5,000,000 shares of common stock, par value $.001, outstanding.

Documents Incorporated by Reference. None.

AFH ACQUISITION X, INC.

- INDEX -

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of January 29, 2014, there was one holder of record of the Common Stock.

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

Liquidity and Capital Resources

As of October 31, 2013 and 2012, the Company had assets equal to $380 and $500, respectfully. The Company’s current liabilities as of October 31, 2013 totaled $40,185, comprised of accrued expenses and monies due to parent. This compares with liabilities of $35,099, comprised exclusively of accrued expense and monies due to parent, as of October 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2013, October 31, 2012 and for the cumulative period from October 18, 2007 (Inception) to October 31, 2013.

	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	For the Cumulative Period from October 18, 2007 (Inception) to October 31, 2013
Net Cash (Used in) Operating Activities	$(6,116)	$(6,057)	$(61,221)
Net Cash (Used in) Investing Activities	—	—	—
Net Cash Provided by Financing Activities	$5,996	$6,557	$61,601
Net Increase (Decrease) in Cash and Cash Equivalents	$380	$500	$380

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (Inception) to October 31, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2013, the Company had a net loss of $5,206, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

For the fiscal year ended October 31, 2012, the Company had a net loss of $5,631, consisting of legal, accounting, audit, other professional service fees and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

For the period from October 18, 2007 (Inception) to October 31, 2013, the Company had a net loss of $64,805 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q and 10-K since inception and the preparation of the Company’s Registration Statement on Form 10-K in February of 2009.

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

AFH ACQUISITION X, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

FINANCIAL REPORTS
AT
October 31, 2013

AFH ACQUISITION X INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at October 31, 2013 and 2012	F-3

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through October 31, 2013	F-4

Statements of Operations for the Years Ended October 31, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through October 31, 2013	F-5

Statements of Cash Flows for the Years Ended October 31, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through October 31, 2013	F-6

Notes to Financial Statements	F-7 - F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AFH Acquisition X, Inc.

We have audited the accompanying balance sheets of AFH Acquisition X, Inc. as of October 31, 2013 and for the period from inception (October 18, 2007) to October 31, 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended and for the period from September 24, 2007 (Inception) though October 31, 2013. AFH Acquisition X, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition X, Inc. as of October 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from October 18, 2007 (Inception) though October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note D, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Anton & Chia, LLP
Newport Beach, CA
February 12, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of AFH Acquisition X, Inc.

We have audited the accompanying balance sheet of AFH Acquisition X, Inc. (the Company) as of October 31, 2012, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the year ended October 31, 2012 and for the period since inception (October 18, 2007) through October 31, 2012. AFH Acquisition X, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition X, Inc. as of October 31, 2012, and the results of its operations and its cash flows for the year ended October 31, 2012 and for the period since inception (October 18, 2007) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
January 29, 2013

AFH ACQUISITION X, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

BALANCE SHEETS

October 31,	2013	2012

ASSETS
Cash and Cash Equivalents	380	500

Total Assets	$380	$500

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$3,584	$4,494
Due to Parent	36,601	30,605

Total Liabilities	40,185	35,099

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(64,805)	(59,599)

Total Stockholder’s Deficit	(39,805)	(34,599)

Total Liabilities and Stockholder’s Deficit	$380	$500

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION X, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM

DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2013

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholders’
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,823)	(21,823)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,823)	(9,723)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(13,343)	(13,343)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(35,166)	(10,166)

Net Loss for the Period	—	—	—	—	(10,285)	(10,285)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(45,451)	(20,451)

Net Loss for the Period	—	—	—	—	(3,597)	(3,597)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(49,048)	(24,048)

Net Loss for the Period	—	—	—	—	(4,920)	(4,920)

Balance - October 31, 2011	5,000,000	5,000	20,000	—	(53,968)	(28,968)

Net Loss for the Period	—	—	—	—	(5,631)	(5,631)

Balance - October 31, 2012	5,000,000	5,000	20,000	—	(59,599)	(34,599)

Net Loss for the Period	—	—	—	—	(5,206)	(5,206)

Balance - October 31, 2013	5,000,000	$5,000	$20,000	$—	$(64,805)	$(39,805)

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION X, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

STATEMENT OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012 AND FOR

THE PERIOD FROM DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2013

			Period From
			Date of Inception
	For the Years Ended		(October 18, 2007)
	October 31,		Through
	2013	2012	October 31, 2013

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,719
Interest	—	—	15
Legal and Professional	4,686	5,231	56,049
Office Expenses	120	—	1,620
Organizational Costs	—	—	1,002
Rent	—	—	3,000

Total Expenses	$4,806	$5,231	$63,405

Net Loss for the Period Before Taxes	$(4,806)	$(5,231)	$(63,405)

Franchise Tax	400	400	1,400

Net Loss for the Period After Taxes	$(5,206)	$(5,631)	$(64,805)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION X, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Los Angeles, CA

STATEMENT OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE PERIOD

FROM DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH OCTOBER 31, 2013

			Period From
			Date of Inception
	For the Years Ended		(October 18, 2007)
	October 31,		Through
	2013	2012	October 31, 2013

Cash Flows from Operating Activities
Net Loss for the Period	$(5,206)	$(5,631)	$(64,805)

Changes in Assets and Liabilities:
Accrued Expenses	(910)	(426)	3,584

Net Cash Flows from Operating Activities	(6,116)	(6,057)	(61,221)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	5,996	6,557	36,601
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	5,996	6,557	61,601

Net Change in Cash and Cash Equivalents	(120)	500	380

Cash and Cash Equivalents - Beginning of Period	500	—	—

Cash and Cash Equivalents - End of Period	$380	$500	$380

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION X, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Los Angeles, CA

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

Los Angeles, CA

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

Los Angeles, CA

NOTES TO FINANCIAL STATEMENTS

Note C -	Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $64,805 at October 31, 2013.

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

Resignation of Independent Registered Public Accounting Firm

(a) On November 7, 2013, EFP Rotenberg, LLP (“EFP Rotenberg”) informed AFH Acquisition V, Inc. (the “Company”) of their intent to resign as the Company’s independent registered public accounting firm effective as of that date. The Company has accepted EFP Rotenberg’s resignation.

(b) The reports of EFP Rotenberg on the financial statements of the Company for the fiscal years ended October 31, 2011 and 2012 and management’s report on the effectiveness of internal control over financial reporting as of October 31, 2011 and 2012 indicated that there was a substantial doubt about the Company’s ability to continue as a going concern, but otherwise EFP Rotenberg’s reports contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(c) During the Company’s two most recent fiscal years and any subsequent interim period preceding such resignation there were no disagreements with EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(d) The Company has provided a copy of this disclosure to EFP Rotenberg and requested that EFP Rotenberg provide a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter dated November 13, 2013, is attached as Exhibit 16.1 to the 8-K filed November 13, 2013.

Engagement of Anton & Chia

On January 16, 2014, our Board of Directors engaged Anton & Chia (“A&C”), which is an independent registered public accounting firm registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During the two most recent fiscal years, and through January 16, 2014, neither the Company nor anyone on our behalf consulted A&C regarding either (i) the application of accounting principles to a specified transaction regarding the Company, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2013.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Amir F. Heshmatpour	47	President, Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and sole director since inception. Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. From September 2007 until January 2012, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2012. From September 2007 until April 2012, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc in April 2012. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

Litigation with AFH Advisory and Amir F. Heshmatpour

Emmaus Life Sciences, Inc.

AFH Advisory is presently a plaintiff and a counterclaim defendant in a matter that is pending in both Delaware Superior Court (Index No. N12C-09-045-MMJ [CCLD]) and Delaware Chancery Court (Index No. C.A. No. 8005-JJ). AFH Advisory brought the suit against Emmaus Life Sciences, Inc. (“Emmaus”) in regards to Emmaus’ attempt to cancel AFH Advisory’s ownership interest in Emmaus, and its refusal to reimburse AFH Advisory for expenses relating to a reverse merger. Emmaus has brought counterclaims against AFH Advisory for a declaratory judgment canceling AFH Advisory’s ownership interest in Emmaus, fraud, breach of contract, and unjust enrichment. All parties completed document discovery and filed motions for summary judgment. Emmaus’ motion for partial summary judgment was granted by the Court, which held that the Third Letter of Intent (“LOI III”) between AFH Advisory and Emmaus was terminated, the public offering contemplated by LOI III was terminated, the advisor shares Emmaus gave to AFH Advisory and its affiliates pursuant to the terms of LOI III had been canceled, and that AFH and its affiliated must return all Emmaus shares in their possession. The partial summary judgment motion brought by individual counterclaim defendant Amir Heshmatpour, and joined in by AFH Advisory, was granted in part by the Court, which held that Emmaus was not entitled to compensatory damages on its fraud and fraud in the inducement claims. Following the Court’s decision on these summary judgment motions, AFH Advisory does not have any remaining claims against Emmaus. Emmaus continues to maintain claims against AFH Advisory for breach of contract, fraud, and unjust enrichment. AFH Advisory has asserted defenses for these remaining claims, and it is defending this matter.

Emerald Dairy, Inc.

AFH Advisory and other entities brought a lawsuit in the Superior Court of California, Los Angeles County against Emerald Dairy, Inc. (“Emerald”) and its Chairman, Mr. Shang, asserting that they were entitled to a large number of shares of Emerald, both from Emerald and from shares individually owned, and pledged, by Chairman Shang. Emerald and Chairman Shang defaulted. There were some efforts to enforce the judgment against the Chairman in China, where he resides, but we are not aware of the status of those efforts.

Banner Bank Judgment

Mr. Amir Heshamtpour is a defendant in two lawsuits related to Banner Bank which have been reduced to judgment.

The lawsuits arise from three loans issued in the late 1990’s. The lender was Town Bank, a Washington State Bank which is no longer in existence, having been acquired by Banner Bank in the early 2000’s. The borrowers on the three separate loans were H&H Holdings, Metrophone Telecom, and Amir Heshmatpour. In the early 2000’s, the three loans were consolidated into one loan, shortly before Banner Bank acquired Town Bank. Once this acquisition occurred, the relationship between the borrowers and the successor lender soured, and a default was ultimately declared on the loans. Judgments were entered in the Superior Court for the State of Washington in 2003 and in the United States District Court for the Western District of Washington.

Mr. Heshmatpour contends that negotiated agreements were reached for payment of the outstanding loan balance, resulting in an agreement to pay approximately $11,000,000. Mr. Heshmatpour further contends that the agreements were satisfied, but that Banner Bank failed to properly account for the payments received. Since the early 2000’s, Banner Bank has retained judgment creditor status against Mr. Heshmatpour and his wife, and has added interest to the Superior Court judgment in the amount of approximately 12% per year and to the District Court action in the amount of approximately 6.875% per year. However, for almost the entire decade, no further collection actions were taken and Mr. Heshmatpour believed the matter was resolved.

The two judgments have recently been domesticated in the United States District Court for the Central District of California and the California Superior Court. Banner Bank is seeking to enforce the judgments, and Mr. and Mrs. Heshmatpour, who are unaware of the reasons behind the renewed activity, have retained counsel to defend them in the enforcement proceedings.

In the District Court action, the Court on June 24, 2013 issued an Order charging the ownership interest in AFH Advisory of Amir Heshmatpour with payment of the unpaid balance in that case of approximately $711,899 and ordering AFH Advisory to pay any distributions due to Amir Heshmatpour directly to Banner Bank. In the Superior Court action, Amir Heshmatpour filed a motion to vacate and/or reduce sister state judgment in the amount of approximately $22,873,956.63 which is set for hearing on June 17, 2014. The Superior Court action is otherwise stayed pending the hearing on June 17, 2014.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2013, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2013 and 2012.

Name and Position	Year	Other Compensation
Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2013 2012	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of January 29, 2014, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Amir F. Heshmatpour (1) 269 Beverly Drive, Ste #1600, Beverly Hills, CA 90212	5,000,000	(2)	100.00%
AFH Holding & Advisory, LLC 269 Beverly Drive, Ste #1600, Beverly Hills, CA 90212	5,000,000		100.00%
All Officers and Directors as a group	5,000,000		100.00%

(1)	Amir F. Heshmatpour serves as the sole officer and director of the Company.
(2)	Represents 5,000,000 shares of Common Stock owned by AFH Holding & Advisory LLC (“AFH Holding”). Mr. Heshmatpour is the sole member of AFH Holding and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 5,000,000 shares of Common Stock owned by AFH Holding.

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Anton & Chia (“A&C”) is the Company’s independent registered public accounting firm.

EFP Rotenberg, LLP (“EFP Rotenberg”) was the Company’s independent registered public accounting firm through November 2013.

Audit Fees

The aggregate fees billed to the Company by A&C, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $-0- for the fiscal year ended October 31, 2013.

The aggregate fees billed to the Company by EFP Rotenberg, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended October 31, 2013 and $2,500 for the fiscal year ended October 31, 2012.

Audit-Related Fees

There were no fees billed to the Company by A&C and EFP Rotenberg for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2013 and 2012.

Tax Fees

There were no fees billed to the Company by A&C and EFP Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2013 and 2012.

All Other Fees

There were no fees billed to the Company by A&C and EFP Rotenberg for other products and services for the fiscal years ended October 31, 2013 and 2012.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at October 31, 2013 and 2012	F-3

Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through October 31, 2013	F-4

Statements of Operations for the Years Ended October 31, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through October 31, 2013	F-5

Statements of Cash Flows for the Years Ended October 31, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through October 31, 2013	F-6

Notes to Financial Statements	F-7 - F-9

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	By-laws
31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31,2013**
32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.
**	Filed herewith.
***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION X, INC.

Dated: February 13, 2014	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief	February 13, 2014
Amir F. Heshmatpour	Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

