Form 10-Q
period 2014-09-30
Bone Biologics, Corp.
filed 2014-11-19
CIK 1419554

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-53078

Bone Biologics, Corp.

(Exact name of registrant as specified in its charter)

Delaware	42-1743430
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

175 May Street, Suite 400, Edison, NJ, 08837

(Address of principal executive offices and Zip Code)

(732) 661-2224

(Registrant’s telephone number, including area code)

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

[  ] Yes [X] No

As of November 19, 2014, there were 24,269,047 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics, Corp.

- INDEX -

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10Q contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those under the heading “Risk Factors” in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 25, 2014.

All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product Nell-1, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Bone Biologics, Corp., a Delaware corporation, and, its wholly owned subsidiary, after giving effect to the Merger, as defined under the heading “Management’s Discussion and Analysis” in this Quarterly Report on Form 10Q.

3

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Bone Biologics, Corp.

Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

Bone Biologics, Corp.

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Current assets
Cash	$15,013	$1,538
Prepaid expenses	4,000	10,767
Deferred transaction costs	-	75,000
Deferred financing fees	401,118	-

Total assets	$420,131	$87,305

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts Payable and Accrued expenses	$1,445,943	$1,525,604
Advances due to related party	140,175	41,300
Notes payable to related party	2,861,970	3,947,817
Notes payable	324,188	180,690

Total current liabilities	4,772,276	5,695,411

Total liabilities	4,772,276	5,695,411

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 17,939,933 and 10,928,099 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	17,939	10,928
Additional paid-in capital	6,607,520	1,994,470
Accumulated deficit	(10,977,604)	(7,613,504)

Total stockholders’ deficit	(4,352,145)	(5,608,106)

Total liabilities and stockholders’ deficit	$420,131	$87,305

See accompanying notes to condensed financial statements.

Bone Biologics, Corp.

Condensed Statements of Operations

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	256,464	21,743	439,575	117,956
General and administrative	600,140	97,446	907,288	313,383
Transaction costs	877,776	-	877,776	-

Total operating expenses	1,734,380	119,189	2,224,639	431,339

Loss from operations	(1,734,380)	(119,189)	(2,224,639)	(431,339)

Other Income (expense)
Other expense	-	-	(9,623)	-
Interest expense, net	(877,704)	(119,035)	(1,128,238)	(291,559)

Total other income (expense)	(877,704)	(119,035)	(1,137,861)	(291,559)

Loss before provision for income taxes	(2,612,084)	(238,224)	(3,362,500)	(722,898)

Provision for income taxes	800	-	1,600	800

Net loss	$(2,612,884)	$(238,224)	$(3,364,100)	$(723,698)

Weighted average shares outstanding – basic and diluted	12,795,614	10,928,099	11,559,759	10,928,099

Earnings per share – basic and diluted	$(0.20)	$(0.02)	$(0.29)	$(0.06)

See accompanying notes to condensed financial statements.

Bone Biologics, Corp.

Condensed Statements of Cash Flows

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
	(unaudited)	(unaudited)
Operating activities
Net loss	$(3,364,100)	$(723,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest expense	329,297	249,080
Debt discount amortization	363,543	41,788
Warrants issued with Line of Credit	520,487	-
Stock-based compensation	148,334	-
Warrants issued to Consultants	301,833	-
Loss on sale of marketable securities	9,623	-
Transaction costs financed through notes payable	590,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,768	(128,542)
Advances due to related party	98,875	-
Accrued expenses	150,050	178,266

Net cash (used in) operating activities	(845,290)	(383,106)

Investing activities
Proceeds from sale of marketable securities	37,377	-

Net cash provided by investing activities	37,377	-

Financing activities
Proceeds from the issuance of common stock	480,000	-
Proceeds from issuance of notes payable	250,000	100,000
Cash overdraft	-	6,203
Repayment of debt	(265,812)	-
Proceeds from issuance of notes payable - related party	357,200	274,533

Net cash provided by financing activities	821,388	380,736

Net increase (decrease) in cash	13,475	(2,370)

Cash, beginning of period	1,538	2,370

Cash, end of period	$15,013	$-

Supplemental non-cash information
Issuance of warrants in connection with Notes Payable, net of amortization included above	$248,744	$75,292
Issuance of warrants in payment of financing fees	$21,738	$-
Interest paid	$-	$-
Taxes paid	$1,600	$800

See accompanying notes to condensed financial statements.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

1. The Company

Bone Biologics, Corp. (“Bone” or the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics remaining as the surviving corporation in the Merger. Upon the consummation of the Merger, the separate existence of Merger Sub ceased, on September 22, 2014 the Company officially changed its name to “Bone Biologics, Corp.” to more accurately reflect the nature of its business, and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on March 9, 2004.

Bone is a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as UCB-1 (or “Nell-1”). The Nell-1 protein is an osteoinductive recombinant protein that provides target specific control over bone regeneration. The protein has been licensed exclusively for worldwide applications to Bone Biologics through a technology transfer from the University of California, Los Angeles (“UCLA”). Bone Biologics recently received guidance from the United States Food and Drug Administration (“FDA”) that Nell-1 will be classified as a combination product with a device lead.

The Company is a development stage entity. The production and marketing of the Company’s products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

Recapitalization

On September 19, 2014, the Company and its wholly-owned subsidiary, Merger Sub, entered into the Merger Agreement, dated September 19, 2014, by and among the Company, Merger Sub, and Bone Biologics, Inc. Pursuant to the Merger Agreement, Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics, Inc. remaining as the surviving corporation in the Merger. Upon the consummation of the Merger, the separate existence of Merger Sub ceased, on September 22, 2014 the Company officially changed its name to “Bone Biologics, Corp.” to more accurately reflect the nature of its business, and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company.

In connection with the Merger, the 5,000,000 outstanding shares of Common Stock of the Company prior to the Merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

Additionally, all of the issued and outstanding shares of Bone Biologics Inc.’s $0.0001 par value common stock converted into a combined total of 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,648,658 shares issuable upon the conversion of debt). In exchange, Bone Biologics agreed to pay AFH the principal sum of $590,000.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Going Concern and Liquidity

The Company has no significant operating history and, from March 9, 2004 (inception) to September 30, 2014, has generated a net loss of approximately $10.9 million. The Company will continue to incur significant expenses for development activities for their lead product Nell-1. The accompanying condensed financial statements for the three and nine months ended September 30, 2014, have been prepared assuming the Company will continue as a going concern. In connection with the LOI, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2013. The results of the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of the accompanying condensed financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Significant estimates include warrants and income tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments are accounts receivable, accounts payable, notes payable, and warrant derivative liability. The recorded values of accounts receivable and accounts payable approximate their values based on their short term nature. Notes payable are recorded at their issue value or if warrants are attached at their issue value less the value of the warrant. Warrants issued with ratcheting provisions are revalued using the Black-Scholes model each quarter based on changes in the market value of our common stock and unobservable level 3 inputs.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 assumptions: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including liabilities resulting from imbedded derivatives associated with certain warrants to purchase common stock.

Research and Development Costs

Research and development costs include, but are not limited to, patents and license expenses, payroll and other personnel expenses, consultants, expenses incurred under agreements with contract research and manufacturing organizations and animal clinical investigative sites and the cost to manufacture clinical trial materials. Costs related to research, design and development of products are charged to research and development expense as incurred.

Patents and Licenses

In March 2006, the Company entered into an exclusive license agreement (“Exclusive License Agreement”), with UCLA for the worldwide application of the Nell-1 protein through a technology transfer. See Note 4 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of Nell -1, which was de minimus, and costs to file patent applications related to Nell-1.

Bone Biologics expenses the costs incurred to file patent applications, all costs related to abandoned patent applications and maintenance costs, and these costs are included in research and development expenses. Costs associated with licenses acquired to be able to use products from third parties prior to receipt of regulatory approval to market the related products are also expensed. The Company’s licensed technologies may have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. Costs of acquisition of licenses are expensed.

Deferred Financing and Transaction Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Deferred financing costs related to the issuance of debt are being amortized over the term of the financing instrument using the effective interest method, while deferred financing costs from equity financings are netted against the gross proceeds received from the equity financings.

During the nine month periods ended September 30, 2014, the Company capitalized deferred financing costs of $401,118 in connection with the Extra Warrants issued to AFH (See Note 4).

Deferred transaction costs represent fees associated with the merger. All costs have been expensed as of the merger date.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the non-interest bearing cash balances were fully insured at September 30, 2014. As of January 1, 2013, federal insurance coverage is $250,000 per depositor at each financial institution. The Company’s non-interest bearing cash balances may from time to time exceed federally insured limits. There were no interest-bearing amounts on deposit in excess of federally insured limits at September 30, 2014 and December 31, 2013.

Stock Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes resulting from timing differences in recording of transactions for tax purposes and financial reporting purposes.

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are received or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at September 30, 2014 and December 31, 2013.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of September 30, 2014 and December 31, 2013.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2014 and 2013:

	September 30,
	2014	2013
Warrants	2,941,185	559,300
Stock options	583,059	—
Convertible promissory notes	3,666,669	5,095,427
	7,190,913	5,654,727

New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its financial statements.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013

Interest expense	$912,224	$1,158,465
Professional services	178,307	114,849
Patents	10,509	85,412
Deferred compensation	90,199	90,199
Transaction costs	250,000	75,000
Payroll liabilities	4,704	1,679

	$1,445,943	$1,525,604

4. Commitments and Contingencies

Letter of Intent

In August of 2012, the Company, along with its majority owner and debt holder, MTF, entered into a Letter of Intent (“LOI”) with AFH to consummate a business combination through a share exchange, reverse merger, or other similar transactions resulting in the Company becoming a public entity (“The Transaction”). In August, 2013, the LOI was amended and restated, and on May 7, 2014, the LOI was again amended and restated. The Amended and Restated Letter of Intent dated May 7, 2014 (the “Amended LOI”) contemplates and defines the following events:

Consummation of Bridge Financings (“Closing I”)

In April 2013 and September 2013, the Company’s Board approved the Company to borrow up to an aggregate principal amount of $300,000 (April Bridge Financing) and $250,000 (September Bridge Financing) pursuant to the sale and issuance of convertible promissory notes and warrants to purchase common stock of the Company (collectively, the “Bridge Financings”). The note accrues interest at a rate of 12% per year and payable per quarter. A warrant to purchase the Company’s common stock equal to 50% of the original principal amount at $1.00 per share will be issued to each Bridge Financing participant. Principal and unpaid accrued interest may be converted into equity securities issued in the Company’s next equity financing in an aggregate amount of at least $2.5 million at a price equal to the price paid by investors in the next equity financing. On April 29, 2013 and on June 5, 2013, the Company borrowed $100,000 from MTF and $100,000 from Orthofix, Corp., respectively, under the April Bridge Financing. In September 2013, AFH purchased $50,000 of the April Bridge Financing. In October 2013, the Company borrowed an additional $150,000 from Orthofix under the September Bridge Financing.

Consummation of Business Combination (“Closing II”)

Under the amended LOI, it is contemplated that the Company and its equity holders will consummate a share exchange, reverse merger, or other business combination, with a Delaware corporation publicly reporting pursuant to United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a private Delaware corporation (“Acquisition Co.”), either directly or indirectly through an affiliate. If the post-business combination entity is not already a corporation publicly reporting pursuant to the Exchange Act, AFH will assist the post business combination entity with the filing of an appropriate registration statement resulting in the Company becoming a public company (“PubCo”). The Company affected a merger on September 19, 2014 (See Note 1 Recapitalization).

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Consummation of the Private Placement (“Closing III”)

Subsequent to Closing II, AFH will use its best efforts to assist PubCo in procuring one or more investors for a private financing, whether debt or equity, of up to $10.0 million. Such transaction is to include an over-allotment option of 15% at AFH’s discretion (the “Private Placement”).

Consummation of the PIPE Transaction (“Closing IV”)

Subsequent to Closing III, AFH Advisory will use its best efforts to assist PubCo in procuring an investment bank (the “Bank”) to facilitate a private investment in public equity transaction in an amount between $8.0 million and $10.0 million through the sale of securities of PubCo (the “PIPE”). Such transaction will include a 15% over allotment at AFH and/or the Bank’s discretion. Such transaction is contingent upon the appointment of a Bank and filing appropriate forms with the Financial Industry Regulatory Authority, Corp. (“FINRA”).

Consummation of Initial Public Offering (“Closing V”)

Subsequent to Closing IV, AFH will assist PubCo in procuring a Bank to act as underwriter for an initial public offering in an amount of up to $40.0 million (the “Initial Public Offering”). The Initial Public Offering shall include a 15% over allotment option at AFH and/or the Bank’s discretion. Such a transaction is contingent upon the appointment of the Bank.

At the consummation of Closing III, AFH Group shall be entitled to receive warrants to purchase up to 500,000 share of common stock of PubCo at the per share price of the shares offered in the Private Placement with a 5 year term and a cashless exercise provision (the “Extra Warrants”).

AFH received $590,000 in connection with the Business Combination. The balance payable at September 30, 2014 is $324,188.

License Commitment

In connection with the Exclusive License Agreement, the Company is required to pay a royalty fee beginning in the first year of commercial sale of the licensed product equal to 3% of net sales on a quarterly basis with an annual minimum royalty of $25,000 for the life of the patent rights. In addition to the royalty fees, the Company is also required to pay UCLA a $10,000 annual maintenance fee, $50,000 upon FDA marketing approval, and $25,000 upon first commercial sale.

On October 22, 2013, the Exclusive License Agreement was amended. The following additional fees will be due to UCLA i) 2% of the amount raised in the Private Placement. If the Private Placement did not close or was less than $2.5 million then a fee of $100,000 was due and payable by June 1, 2014, ii) $25,000 due upon closing of Phase 1 clinical trial and iii) $50,000 due upon dosing of Phase 3 clinical trial. The Company paid the fee of $100,000 in June 2014.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

In accordance with its amended and restated certificate of incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future potential claims.

5. Notes Payable to Related Party

As of September 30, 2014 and December 31, 2013, the Company had a total of $3,774,194 and $5,095,427, respectively, of notes outstanding (principal and interest) including unamortized discount, with MTF a related party, which consisted of the following:

Note Type	Issue Date	Maturity Date(1)	Interest Rate	September 30, 2014	December 31, 2013

Convertible Promissory Note	1/18/08	3/31/15	PRIME + 1½%	$-	$1,479,654
Promissory Note	11/4/08	3/31/15	PRIME + 3%	358,003	343,429
Promissory Note	3/17/09	3/31/15	PRIME + 8%	624,606	584,745
Promissory Note	8/24/09	3/31/15	LIBOR + 8%	24,757	23,193
Tranched Promissory Note	9/30/09	3/31/15	LIBOR + 8%	2,659,303	2,570,126
Bridge Note, net of discount	4/29/13	10/14/14	12%	-	94,280
Letter of Credit	9/15/14	On demand	8.5%	107,525	-
				3,774,194	5,095,427
Less: Accrued interest expense				912,224	1,147,610
Notes payable to related party, net of debt discount				$2,861,970	$3,947,817

(1)	As amended.

Accrued interest on the notes payable to related party of $912,224 (2013 - $1,147,610) is recorded in accrued expenses at September 30, 2014 and December 31, 2013.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Convertible Promissory Notes

The convertible promissory notes are considered hybrid instruments, which consist of a debt host instrument together with a conversion feature, thus giving the holder of a convertible note an option to convert into an equity instrument providing the holder a residual interest in the Company. The holder of a convertible promissory note also has the option to present its convertible promissory note to the Company and demand payment under the terms of the note after the maturity date or upon the occurrence of certain events such as the failure of the Company to make a payment on the note when due, bankruptcy or certain other liquidation events. The Company concluded that the convertible promissory notes would be accounted for as a typical debt instrument with related interest expense recorded in the Company’s statements of operations. The company concluded that there is no beneficial conversion feature as of the date of issuance of the convertible notes. However, the note contains a contingent feature whereby the conversion rate may be lowered if a financing occurs at a lower rate than the note’s conversion rate. If the contingency is met and the conversion feature is determined to be “beneficial” in a future accounting period, an additional financing cost would be recorded for the beneficial conversion feature in the Company’s statements of operations at that time.

In April 2005, the Company issued a $100,000 convertible promissory note (the “2005 Convertible Note”) to MTF in accordance with the Convertible Note Purchase Agreement and Convertible Promissory Note dated April 6, 2005. In April 2006 the Company issued an additional $612,000 convertible promissory note (the “2006 Convertible Note”) to MTF in accordance with the Convertible Note Purchase Agreement and Convertible Promissory Note dated April 7, 2006.

The 2005 Convertible Note and the 2006 Convertible Note bore interest at a fixed rate of 6% per annum and prime plus one and one-half percent per annum, respectively, and matured on September 30, 2008 and September 30, 2009, respectively. In July 2006, the 2005 Note and 2006 Note, respectively, and accrued interest thereon for a total of $731,103, were converted into an aggregate of 409,352 shares of Series A preferred stock which was based on the conversion price of $1.786 per share (see Note 6). The conversion of the notes did not trigger a contingency and no additional financing charge was recognized.

In January 2008, the Company issued a $1,107,000 convertible promissory note (“January 2008 Note”) to MTF in accordance with the Convertible Promissory Note dated January 18, 2008, as amended. The January 2008 Note bears interest at prime plus one and one-half percent per annum. MTF has the right to convert the entire outstanding balance (principal plus accrued interest) into shares of Series B Preferred Stock at the initial conversion price of $4.42 per share (“Initial Conversion Price”). Such Initial Conversion Price shall be subject to adjustments including but not limited to stock splits, issuance of securities and next equity financing. This note was converted on September 19, 2014.

The Company issued promissory notes to MTF in November 2008 of $250,000 (“November 2008 Note”), in March 2009 of $400,000 (“March 2009 Note) and in August 2009 of $16,400 (August 2009 Note”). The November 2008 and the March 2009 Note bear interest at prime plus three percent per annum. The August 2009 Note bears interest at LIBOR plus eight percent per annum.

In connection with the March 2009 Note, the Company entered into a Security Agreement (the “Security Agreement”) which grants MTF a security interest in all of the Company’s right, title and interest, whether presently existing or hereafter acquired, in, to all intellectual property and all other collateral. In connection with the Security Agreement, the Company issued a warrant to purchase 118,383 shares of common stock at an exercise price of $0.44 (See Note 6).

In September 2009, the Company issued a $139,047 promissory note (the “2009 Convertible Note”) to MTF in accordance with the Convertible Note Purchase Agreement and Convertible Promissory Note dated September 30, 2009. The 2009 Convertible Note bears interest at the rate of LIBOR plus 8% per annum and matured on October 30, 2009, but could have extended to November 30, 2009 or December 31, 2009. If the note was not repaid by the maturity date, MTF was entitled to (i) convert the amount due on the 2009 Convertible Note into shares of Series B Preferred stock sufficient to increase MTF’s ownership in the Company to 51% of the fully-diluted capitalization, and (ii) receive the right to designate up to three additional members of the Company’s Board of Directors.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Since the 2009 Convertible Note was not repaid by the maturity date, on February 4, 2010, the 2009 Convertible Note was converted into 5,188,253 shares of Bone Biologics, Inc. Series B Preferred stock.

In September 2009, the Company entered into a tranched promissory note with MTF (“Tranched Note”), allowing the Company to initially borrow up to $445,000 in a series of one or more tranches. The Tranched Note was subsequently amended which, among other things, increased the maximum advance amount to $2,090,000. The Company borrowed a total of $2,088,350 under the Tranched Note through 2013.

In July 2013, all notes held by MTF were amended to extend the maturity date to March 31, 2014 and amended again on April 1, 2014 to extend the maturity date to March 31, 2015.

In May, 2014, the Company entered into a convertible promissory note with MTF (the “2014 Note”) for $250,000 with interest at 7% per annum compounded annually and a maturity date of June 15, 2015. In the event of a financing of not less than $1 million, the 2014 Note automatically converts into Equity Securities, as defined in the 2014 Note, at a 25% discount to the price paid per share in such financing. In connection with the 2014 Note, the Company issued a warrant to purchase 166,667 shares of the Company’s common stock at an exercise price of $1.50 per share and 4 year term (See Note 6). The warrants had a fair value of $111,804, calculated using the Black-Scholes option pricing model with a volatility of 109%, a risk free rate of 0.79%. The Company accrued placement agent fees of $10,000 or 4% of the funds raised in connection with the financing and is obligated to issue a warrant for the purchase of 13,333 shares of common stock, which represents 4% of the common shares underlying the 2014 Note, with an exercise price of $1.00, a 5 year term and fair value of $8,181, calculated using the Black-Scholes model with a volatility of 109% and a risk free rate of 0.39%.

In July 2014, the 2014 Note and related warrants were assigned to Orthofix.

Upon consummation of the merger, the 2008 January Convertible Note was converted into 1,533,356 shares of common stock of the Company. Upon consummation of the merger, MTF also converted all their outstanding Series A and B Preferred Stock, 5,829,438 shares, into common stock.

Bridge Notes

In April 2013 and June 2013, the Company borrowed $100,000 from MTF and $100,000 from Orthofix, Corp. under the April Bridge Financing, and in September 2013 and October 2013 the Company borrowed $50,000 from AFH and an additional $150,000 from Orthofix, Corp. under the September Bridge Financing (See Note 5). The convertible promissory note accrues interest at a rate of 12% per year and payable per quarter. A warrant to purchase the Company’s common stock equal to 50% of the original principal amount divided by $1.00 was issued to the Bridge Financing participant. Principal and unpaid accrued interest may be converted into equity securities issued in the Company’s next equity financing in an aggregate amount of at least $2.5 million at a price equal to the price paid by investors in the next equity financing.

In June 2014, the note held by MTF under the April Bridge Financing was amended to extend the maturity date to October 14, 2014.

These notes were converted on September 19, 2014.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Orthofix Subsequent Financing

On July 1, 2014, (i) Orthofix purchased $500,000 worth of Bone Biologics Common Stock or the Subsequent Orthofix Shares; (ii) was issued the Subsequent Orthofix Convertible Promissory Notes in the principal amount of $500,000 (which includes the assignment of the $250,000 2014 Note from MTF) and convertible into 666,666 worth of the Company’s Common Stock at $0.75 per share; and (iii) was issued the Subsequent Orthofix Warrants (including the assignment of warrants by MTF issued in connection with the 2014 Note) which were exercisable for 333,334 shares of Bone Biologics Common Stock at an exercise price per share of $1.50 (the “Orthofix Subsequent Financing”). Upon subscribing for the Subsequent Orthofix Shares, the Subsequent Orthofix Convertible Promissory Notes and accrued interest converted into a combined total of 668,904 shares of Bone Biologics Common Stock in accordance with the terms of the Subsequent Orthofix Convertible Promissory Notes. The Subsequent Orthofix Warrants converted into warrants of the Company with substantially identical terms upon consummation of the Merger.

At the closing of the Subsequent Orthofix Shares and Notes, AFH Advisory was entitled to receive warrants to purchase up to 500,000 shares of Common Stock of the Company at the per share price of the shares offered or $1.00 per share, with a 5 year term and a cashless exercise provision (the “Extra Warrants”). AFH Advisory has normal and customary piggyback registration rights with respect to the shares of Common Stock issuable upon exercise of the Extra Warrants.

Forefront or its designees will receive a warrant to purchase shares of Common Stock (the “Agent Warrant”) equal to 8% of the Common Stock underlying the securities issued in the Private Placement (4% if investors are introduced by Bone Biologics, AFH Holdings & Advisory, LLC or their respective officers and directors). Such Agent Warrant will be issued at the closing of the Private Placement and shall provide, among other things, that the Agent Warrant shall: (i) be exercisable at the price of the securities (or the exercise price of the Securities) issued to the investors in the Private Placement, (ii) expire 5 years from the date of issuance, (iii) include customary registration rights, including the registration rights provided to the Investors, (iv) contain provisions for cashless exercise, and (v) include such other terms that are normal and customary for similar warrants. In addition, upon the exercise of any common stock purchase warrants that the Company issues to investors in the Private Placement, the Company agrees to pay Forefront a warrant solicitation fee in an amount equal to 5% of the gross funds received by the Company from investors exercising such warrants. The warrant solicitation fee shall be paid at the time the warrants are exercised by such investors. Forefront was issued warrants to purchase 46,667 shares of Common Stock at $1.00 per share upon completion of the Orthofix Subsequent Financing (which includes 13,333 warrants in connection with the 2014 Note with MTF).

MTF Short Term 2014 Loan

On September 15, 2014, Bone and MTF entered into a loan agreement and accompanying promissory note to fund the continued operations of Bone prior to the Merger. Pursuant to the MTF Short Term 2014 Loan, MTF has agreed to advance an initial $250,000 to Bone and, at Bone’s request and subject to the terms and conditions of the MTF Short Term 2014 Loan, to advance up to an additional $250,000 to Bone. The MTF Short Term 2014 Loan has an interest rate of eight and one-half percent (8.5%) accruing annually. The MTF Short Term 2014 Loan matures on the earlier to occur of (i) the date on which at least $1 million is loaned to or invested in the Company and (ii) December 31, 2014. In further consideration of the MTF 2014 Loan, Bone granted to MTF 625,000 warrants at a strike price of $1.62. Amounts outstanding on the line of credit at September 31, 2014 was $107,200. On October 27, 2014 the balance was paid in full and the line of credit was cancelled.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

6. Stockholders’ Equity

Preferred Stock

The Company’s amendment to the second amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of common stock. No shares are issued.

Common Stock

The Company’s amendment to the second amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of common stock. As of September 30, 2014, the Company had an aggregate of 17,939,933 shares of common stock outstanding of which 4,000,000 shares of the outstanding common stock were issued to the founders of the Company in exchange for technology know how and services.

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the Board from inception through September 30, 2014.

Common Stock Warrants

As of September 30, 2014, the Company had outstanding unexercised common stock warrants as follows:

Date Issued	Exercise Price	Number of Shares

2006	$0.17	60,920
2009	$0.44	118,383
2010	$0.44	254,997
2013	$1.00	200,000
2014	$1.00 - $1.62	2,306,885

Total warrants at September 30, 2014		2,941,185

In November 2006 and February 2010, the Company issued warrants to purchase 60,920 shares of common stock at an exercise price of $0.17 per share and 254,997 shares of common stock at an exercise price of $0.44 per share, respectively. The warrants were issued to one of the co-founders of the Company and to certain consultants who previously rendered services to the Company for which they agreed to defer payment for their services. The warrants expire in ten years from issuance date and may be exercised for cash or, if the current market price of the Company’s common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The initial fair value of the warrants was estimated at an aggregate value of $113,683, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 105.6%, risk-free interest rate of between 3.62% and 4.62%, contractual term of 10 years and dividend yield of 0%. The warrants are classified as permanent equity. As of September 30, 2014 and December 31, 2013, the unpaid deferred payment balance was $90,199 (see Note 3).

In March 2009, the Company entered a Credit Agreement with MTF, a related party, for which the Company may borrow up to $400,000 (see Note 5). In connection with this transaction, the Company entered into a Warrant Agreement whereby it issued to MTF a warrant to purchase 118,383 shares of the Company’s common stock (“Note Warrant”) at an exercise price of $0.44 which allowed the Company to extend the maturity dates of the notes dated January 18, 2008 and November 4, 2008 to December 31, 2009. The fair value of the warrants was recorded as a debt issuance cost and was being amortized to interest expense over the term of the loan. The initial fair value of the Note Warrant at the grant date was estimated at an aggregate value of $47,970, using the Black-Scholes option pricing model. The warrant was classified as permanent equity at September 30, 2014.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

In connection with the Bridge Financings (see Note 5), warrants were issued to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants expire in seven years from issuance date and may be exercised for cash or, if the current market price of the Company’s common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The initial fair value of the warrant was estimated at an aggregate value of $171,143 using the Black-Scholes option pricing model. The fair value on the warrants was recorded as a debt issuance cost and is being amortized to interest expense over the term of the note. For the nine months ended September 30, 2014 and the year ended December 31, 2013, $363,543 and $67,104 of the debt issuance costs was amortized to interest expense, respectively.

In connection with the 2014 Note, the Company issued a warrant to purchase 166,667 shares of the Company’s common stock at an exercise price of $1.50 per share and 4 year term (See Note 5).

Extra Warrants

At the closing of the Subsequent Orthofix Shares and Notes, AFH Advisory was entitled to receive the 500,000 Extra Warrants. AFH Advisory has normal and customary piggyback registration rights with respect to the shares of Common Stock issuable upon exercise of the Extra Warrants. The warrants expire on February 2, 2020 and may be exercised for cash or, if the current market price of the Company’s common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The initial fair value of the warrants was estimated at an aggregate value of $379,601, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 109.42%, risk-free interest rate of between 2.17%, contractual term of 5 years and dividend yield of 0%. The warrants are classified as permanent equity.

Agent Warrants

Forefront or its designees will receive the Agent Warrant. Such Agent Warrant will be issued at the closing of the Private Placement and shall provide, among other things, that the Agent Warrant shall: (i) be exercisable at the price of the securities (or the exercise price of the securities) issued to the investors in the offering, (ii) expire five (5) years from the date of issuance, (iii) include customary registration rights, including the registration rights provided to the Investors, (iv) contain provisions for cashless exercise and (v) include such other terms that are normal and customary for warrants of this type. In addition, Forefront or its designees will receive and Advisory Warrant equal to 2.0% of the Company’s post-merger and financing fully diluted shares outstanding upon the closing of $2.5 million of investors on which Forefront is eligible to receive compensation. Forefront was issued a warrant to purchase 46,667 shares of Common Stock at $1.00 per share upon completion of the Orthofix Subsequent Financing. The warrants expire in five years from issuance date and may be exercised for cash or, if the current market price of the Company’s common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The initial fair value of the warrants was estimated at an aggregate value of $28,629, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 109.1%, risk-free interest rate of between 0.39%, contractual term of 2.5 years and dividend yield of 0%. The warrants are classified as permanent equity.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

MTF Short Term 2014 Loan

On September 15, 2014, Bone and MTF entered into a loan agreement and accompanying promissory note to fund the continued operations of Bone prior to the Merger. Pursuant to the MTF Short Term 2014 Loan, MTF has agreed to advance an initial $250,000 to Bone and, at Bone’s request and subject to the terms and conditions of the MTF Short Term 2014 Loan, to advance up to an additional $250,000 to Bone. The Note is payable upon demand of the Lender at any time after the date that is 30 days after the most recent Advance made under this Note. The MTF Short Term 2014 Loan has an interest rate of eight and one-half percent (8.5%) accruing annually. The MTF Short Term 2014 Loan matures on the earlier to occur of (i) the date on which at least $1 million is loaned to or invested in the Company and (ii) December 31, 2014. In further consideration of the MTF 2014 Loan, Bone granted to MTF 625,000 warrants at a strike price of $1.62. On October 27, 2014 the balance was paid in full and the line of credit was cancelled. The warrants expire in five years from issuance date and may be exercised for cash or, if the current market price of the Company’s common stock is greater than the per share exercise price, by surrender of a portion of the warrant in a cashless exercise. The initial fair value of the warrants was estimated at an aggregate value of $520,487, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 113.7%, risk-free interest rate of between 0.0117%, contractual term of 7 years and dividend yield of 0%. The fair value on the warrants was recorded as a debt issuance cost and amortized to interest expense over the term of the note. For the nine months ended September 30, 2014 $520,487 of the debt issuance costs was amortized to interest expense as the Note is payable on demand.

7. Stock-based Compensation

2014 Stock Option Plan

2,642,898 shares of our common stock have been initially authorized and reserved for issuance under our 2014 Stock Plan as option awards. This reserve may be increased by the Board on January 1, 2015 and each subsequent anniversary through January 1, 2024 by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2014 Stock Option Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2014 Stock Option Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2014 Stock Option Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2014 Stock Option Plan.

Awards may be granted under our 2014 Stock Option Plan to our employees, including officers, director or consultants, and our present or future affiliated entities. While we may grant incentive stock options only to employees, we may grant non-statutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock based awards to any eligible participant.

The 2014 Stock Option Plan will be administered by our compensation committee. Subject to the provisions of our 2014 Stock Option Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2014 Stock Option Plan and awards granted under our 2014 Stock Option Plan.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

During the three and nine months ended September 30, 2014, the Company had stock-based compensation expense of $148,334 and $148,334, respectively, related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation for the three and nine months ended September 30, 2014, related solely to the issuance of stock options. During the three and nine months ended September 30, 2013, the Company had no stock-based compensation expense.

A summary of stock option activity for the nine months ended September 30, 2014, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2014	-	$-	-	-
Granted – 2014	583,059		7
Forfeited – 2014	-	$-	-	-
Exercised – 2014	-	$-	-	-
Outstanding as of September 30, 2014	583,059		7	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the nine months ended September 30, 2014 or the year ended December 31, 2013.

All options that the Company granted during the nine months ended September 30, 2014, were granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2014 are as follows:

September 30, 2014
Weighted average risk free interest rate	1.83%
Weighted average life (in years)	4.5
Volatility	98.7%
Expected dividend yield	0%

Bone Biologics, Corp.

Notes to Condensed Financial Statements

A summary of the changes in the Company’s non-vested options during the nine months ended September 30, 2014, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at January 1, 2014	-	$-	-
Vested in nine months ended September 30, 2014	198,202	$0.72	-
Non-vested at September 30, 2014	384,857	$0.72	-
Exercisable at September 30, 2014	198,202	$0.72	-
Outstanding at September 30, 2014	583,059	$0.72	-

As of September 30, 2014, total unrecognized compensation cost related to unvested stock options was $269,682. The cost is expected to be recognized over a weighted average period of 2 years.

8. Income Taxes

The Company’s effective tax rate is 0% for income tax for the nine months ended September 30, 2014 and the Company expects that its effective tax rate for the full year 2014 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company files tax returns for U.S. Federal and State of California. The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from operations, which generally allows all tax years to remain open.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination.

The Company recognizes interest and/or penalties related to uncertain tax positions. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected in the period that such determination is made. The interest and penalties are recognized as other expense and not tax expense. The Company currently has no interest and penalties related to uncertain tax positions.

9. Related Party Transactions

In September 2006, the Company entered into a consulting agreement with one of its stockholders whom previously served as chairman, president and CEO of the Company. The Company paid $90,000 and $60,000, respectively, for the nine months ended September 30, 2014 and 2013 in consulting fees to this related party.

In addition, one of the Company’s co-founders had previously provided research and development consulting services to the Company and earned an aggregate of $320,000 of fees from inception to January 2010. Of the $320,000, $52,500 has been deferred for payment until the Company’s next equity financing. As of September 30, 2014 and December 31, 2013, the $52,500 deferred payment was included in the accrued expenses. On October 27, 2014 the deferred payment was fully paid.

See Note 5 for related party notes payable to MTF.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

10. Transaction Costs

The Company has agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) to allow Bone Biologic Inc. stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and to (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering of $90,000. These Transaction Costs have been recorded as an expense in the accompanying statement of operations in the period in which they were incurred. Additional transaction costs included accounting, legal and other professional services.

11. Subsequent Events

Secured Term Note and Warrant

On October 24, 2014, Bone Biologics, Corp. (the “Company”) issued a convertible promissory note in the amount of $5,000,000 (the “Convertible Note”) to Hankey Capital, LLC (“Hankey Capital”). The Convertible Note matures on October 24, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the Convertible Note into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion rate equal to the greater of (i) $1.58 per share and (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion.

The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “Collateral”). The number of shares in the Collateral shall be adjusted on a yearly basis. The shares representing the Collateral contain a restrictive legend. The Company shall seek to register the Collateral shares initially delivered on the date of the Convertible Note pursuant to the Registration Rights Agreement described below. Upon the effectiveness of such Registration Statement, the Company will remove the restrictive legends from the Collateral shares so long as Hankey Capital agrees in any event not to sell any Collateral shares if Hankey Capital is notified that the Registration Statement is no longer effective. Hankey Capital may hold the Collateral in any brokerage account of its choosing, but shall not transfer, sell or otherwise dispose of any Collateral, except during the existence of an Event of Default, as defined in the Convertible Note. The Convertible Note is further secured by collateral assignments of all the Company’s license agreements.

The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital shall return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral shares shall be returned return and cancelled. Hankey Capital shall also return Collateral shares under the same terms in case of partial or full conversion of the Convertible Note.

The Company paid a commitment fee in the amount of 3% of the original principal amount of the loan ($150,000) to Hankey Capital. The Company intends to use the proceeds of the Convertible Note for working capital and general corporate purposes.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

On October 24, 2014, the Company also issued a warrant to Hankey Capital for 3,955,697 shares of Common Stock at an exercise price per share of $1.58. The Warrant will expire on October 24, 2017. The Warrant includes provisions for cashless exercise and also includes such other terms that are normal and customary for warrants of this type.

Under the terms of both the Convertible Note and the Warrant, at any time that any of the Company’s equity securities are registered under Section 12 of the Securities and Exchange Act of 1934, the aggregate number of Common Stock shares that may be acquired by Hankey Capital upon any exercise of any conversion under the Convertible Note or exercise of the Warrant, shall be limited to the extent necessary to insure that, following such exercise, or other acquisition, the total number of Common Stock shares then beneficially owned by Hankey Capital and its affiliates may not exceed 4.999% of the total number of issued and outstanding Common Stock. The Company shall, instead of issuing or transferring Common Stock in excess of this limitation, suspend its obligation to issue Common Stock in excess of the foregoing limitation until such time, if any, as such Common Stock shares may be issued in compliance with such limitation; provided, that, by written notice to the Company, Hankey Capital may waive the provisions of this section or increase or decrease the maximum percentage to any other percentage specified in such notice; provided further that any such waiver or increase or decrease will not be effective until the 61st day after such notice is received by the Company.

Registration Rights Agreement

On October 24, 2014, the Company entered into a Registration Rights Agreement with Hankey Capital, for certain demand registration rights and unlimited piggyback registration rights for the shares underlying the Convertible Note and the Warrant, and subject to an agreed lock up period. Pursuant to the Registration Rights Agreement, Hankey Capital may at any time request registration of their registrable shares. Within 30 days of such demand, the Company will provide written notice of such request to all other holders of registrable securities and will include in such registration all registrable shares with respect to which the Company has received written requests for inclusion within twenty-five (25) days after delivery of the Company’s notice. The Company has agreed to pay all registration expenses relating to up to three long-form registrations or short-form registrations for Hankey Capital.

Whenever the Company proposes to register any of its securities under the Securities Act (other than pursuant to a demand registration under the Registration Rights Agreement) and the registration form to be used may be used for the registration of any registrable shares, the Company will give prompt written notice to all holders of the registrable shares of its intention to effect such a registration and will include in such registration all registrable shares (in accordance with the priorities set forth in the Registration Rights Agreement) with respect to which the Company has received written requests for inclusion within fifteen (15) days after the delivery of the Company’s notice. Pursuant to Registration Rights Agreement, holders of registrable shares and the Company agree not to effect any public sale or distribution of equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the six (6) months following, the effective date of the Company’s merger with Bone Biologics, Inc. on September 19, 2014.

On October 24, 2014, Forefront was issued a warrant to purchase 126,582 shares of Common Stock upon completion of the Hankey Capital Convertible Note.

Bone Biologics, Corp.

Notes to Condensed Financial Statements

Employment Agreement

On November 4, 2014, the Company executed an employment agreement with Deina Walsh, pursuant to which Ms. Walsh will serve as Company’s Chief Financial Officer. Ms. Walsh will be paid compensation for her services as follows:

Base Salary: Ms. Walsh’s base salary will be $100,000 per year.

Bonus: During each calendar year beginning in 2015, Ms. Walsh shall be eligible to earn an annual target bonus of thirty-five percent (35%) of her base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the board of directors, or any compensation committee thereof, (after considering any input or recommendations from Ms. Walsh) within sixty (60) days following the beginning of each calendar year during Ms. Walsh’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Ms. Walsh must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than the target bonus.

Stock Options: Ms. Walsh will be granted an option to purchase 0.75% of the Company’s issued and outstanding shares of common stock as of the effective date of her agreement. The option will be granted under Company’s stock plan and related stock option documents. The Option is intended to be an “incentive stock option” (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to the greatest extent permitted under the code. The Option will have an exercise price per share equal to $1.00, the price of the shares awarded under the Merger Agreement in connection with certain merger of Bone Biologics Acquisition Corp. with and into Bone Biologics, Inc. pursuant to which Bone Biologics, Inc. became a wholly-owned subsidiary of Company. As a condition of receipt of the option, Ms. Walsh will be required to sign Company’s standard form of stock option agreement and the option will be subject to the terms and conditions of the plan, the option agreement and her employment agreement. The option will vest over a two-year period from the effective date subject to Ms. Walsh’s continued Service (as defined in the plan), with 33.33% of the shares subject to the option becoming vested and exercisable on the date that Ms. Walsh’s employment agreement is executed, 33.33% of the shares subject to the option becoming vested and exercisable on the date that is twelve (12) months after the effective date, and 33.34% of the shares subject to the option vesting and becoming exercisable on the date that is twenty four (24) months after the effective date; provided, however, that all unvested shares subject to the option (and any additional equity awards hereafter issued by Company to Ms. Walsh pursuant to the plan) shall fully vest and be exercisable if Ms. Walsh’s service ceases as a result of a “qualifying termination” occurring on or within twelve (12) months after a “change in control.”

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2013 and 2012 and the related notes included in our Current Report on Form 8-K filed with the SEC on September 25, 2014 (the “Form 8-K”). This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” in the Form 8-K.

Overview

We are a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as Nell-1. The Nell-1 protein is an osteoinductive recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to Bone through a technology transfer from UCLA. UCLA and Bone recently received guidance from the FDA that Nell-1 will be classified as a combination product with a device lead.

We are a development stage entity. The production and marketing of our products and ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by us must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend the clinical trial.

Our success will depend in part on our ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us.

Recapitalization

We were incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Through a reverse merger in September 2014 (the “Merger”), the Company acquired its operating subsidiary Bone Biologics, Inc. Upon the consummation of the Merger, the Company officially changed its name to “Bone Biologics, Corp.” to more accurately reflect the nature of its business, and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on March 9, 2004

In connection with the Merger, the 5,000,000 outstanding shares of Common Stock of the Company prior to the Merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

Additionally, all of the issued and outstanding shares of Bone Biologics Inc.’s $0.0001 par value common stock converted into a combined total of 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,648,658 shares issuable upon the conversion of debt). In exchange, Bone Biologics, Inc. agreed to pay AFH Holding & Advisory, LLC (“AFH Advisory”), former majority shareholder of AFH Acquisition X, Inc., the principal sum of $590,000.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the Nell-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three Months ended September 30, 2014 compared to the Three Months ended September 30, 2013

	Three Months ended	Three Months ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Operating expenses
Research and development	$256,464	$21,743
General and administrative	600,140	97,446
Transaction costs	877,776	-
Total operating expenses	1,734,380	119,189
Loss from operations	(1,734,380)	(119,189)
Interest expense, net	(877,704)	(119,035)
Loss before provision for income taxes	(2,612,084)	(238,224)
Provision for income taxes	800	-
Net loss	$(2,612,884)	$(238,224)

Research and Development

Our research and development expenses increased from $21,743 during the three months ended September 30, 2013 to $256,464 during the three months ended September 30, 2014. The $234,721 increase was related to patent costs and development activities for our lead product Nell-1. We will continue to incur significant expenses for development activities for Nell-1. Additionally we incurred increased wages for our President/Chief Technology Officer who joined Bone at the end of 2012. We also incurred $148,334 of stock based compensation costs related to the issuance of stock options to our President/Chief Technology Officer.

General and Administrative

Our general and administrative expenses increased from $97,446 during the three months ended September 30, 2013 to $600,140 during the three months ended September 30, 2014. The $502,694 increase was primarily driven by increased expenses due to professional services and transaction costs related to the financings and pursuing the merger related transactions. The increase is also attributable to the fair value of warrants issued to consultants totaling $301,833.

Transaction Costs

Transaction costs are expenses associated with our recapitalization which include accounting, legal and other professional services and the $590,000 fee paid to AFH Holding & Advisory.

Interest Expense

Our net interest expense increased from $119,035 for the three months ended September 30, 2013 to $877,704 during the three months ended September 30, 2014. The increase in expenses of $758,669 was due to interest expense on our related party promissory notes and our bridge financing, amortization of debt discount and the fair value of warrants issued with the MTF short term 2014 loan.

Nine Months ended September 30, 2014 compared to the Nine Months ended September 30, 2013

	Nine Months ended	Nine Months ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Operating expenses
Research and development	$439,575	$117,956
General and administrative	907,288	313,383
Transaction costs	877,776	-
Total operating expenses	2,224,639	431,339
Loss from operations	(2,224,639)	(431,339)
Other expense	(9,623)	-
Interest expense, net	(1,128,238)	(291,559)
Total other income/expense	(1,137,861)	(291,559)
Loss before provision for income taxes	(3,362,500)	(722,898)
Provision for income taxes	1,600	800
Net loss	$(3,364,100)	$(723,698)

Research and Development

Our research and development expenses increased from $117,956 during the nine months ended September 30, 2013 to $439,575 during the nine months ended September 30, 2014. The $321,619 increase was related to patent costs and development activities for our lead product Nell-1. We will continue to incur significant expenses for development activities for Nell-1. Additionally we incurred increased wages for our President/Chief Technology Officer who joined Bone at the end of 2012. We also incurred $148,334 of stock based compensation costs related to the issuance of stock options to our President/Chief Technology Officer.

General and Administrative

Our general and administrative expenses increased from $313,383 during the nine months ended September 30, 2013 to $907,288 during the nine months ended September 30, 2014. The $593,905 increase was primarily driven by increased expenses due to professional services and transaction costs related to the Bridge Financing and pursuing the merger related transactions. The increase is also attributable to the fair value of warrants issued to consultants totaling $301,833.

Transaction Costs

Transaction costs are expenses associated with our recapitalization which include accounting, legal and other professional services and the $590,000 fee paid to AFH Holding & Advisory.

Interest Expense

Our net interest expense increased from $291,559 for the nine months ended September 30, 2013 to $1,128,238 during the nine months ended September 30, 2014. The increase in expenses of $836,679 was due to interest expense on our related party promissory notes and our bridge financing, amortization of debt discount and the fair value of warrants issued with the MTF short term 2014 loan.

Liquidity and Capital Resources

We have no significant operating history and, from our inception to September 30, 2014, have generated a net loss of approximately $10.9 million. The financial statements for the nine months ended September 30, 2014 and 2013 were prepared assuming we will continue as a going concern.

As of September 30, 2014 and December 31, 2013, we had cash of $15,013 and $1,538, respectively. Management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs. We can provide no assurance that we can continue to satisfy our cash requirements for the next twelve months.

In May, 2014, the Company entered into a convertible promissory note with MTF (the “2014 Note”) for $250,000 with interest at 7% per annum compounded annually and a maturity date of June 15, 2015. In the event of a financing of not less than $1 million, the 2014 Note automatically converts into Equity Securities, as defined in the 2014 Note, at a 25% discount to the price paid per share in such financing. In connection with the 2014 Note, the Company issued a warrant to purchase 166,667 shares of the Company’s common stock at an exercise price of $1.50 per share and 4 year term.

On July 1, 2014, Orthofix (A) purchased $500,000 worth of Bone Biologics Common Stock; (B) was issued two convertible promissory notes, each in the principal amount of $250,000 and exercisable for $333,333 worth of Bone Biologics Common Stock; and (C) was issued two warrants, each exercisable for 166,667 shares of Bone Biologics Common Stock at an exercise price per share of $1.50. Upon subscribing for the Subsequent Orthofix Shares, the Subsequent Orthofix Convertible Promissory Notes converted by their terms into a combined total of $666,666 worth of shares of Bone Biologics’ Common Stock in accordance with the terms of the Subsequent Orthofix Convertible Promissory Notes.

At the closing of the Subsequent Orthofix Shares and Notes, AFH Advisory was entitled to receive warrants to purchase up to 500,000 shares of Common Stock of the Company at the per share price of the shares offered or $1.00 per share, with a 5 year term and a cashless exercise provision (the “Extra Warrants”).

Forefront or its designees will receive an Agent Warrant equal to 8% of the Common Stock underlying the securities issued in the Private Placement (4% if investors are introduced by Bone Biologics, AFH Holdings & Advisory, LLC or their respective officers and directors). Such Agent Warrant will be issued at the closing of the Private Placement and shall provide, among other things, that the Agent Warrant shall: (i) be exercisable at the price of the securities (or the exercise price of the securities) issued to the investors in the offering, (ii) expire five (5) years from the date of issuance, (iii) include customary registration rights, including the registration rights provided to the Investors, (iv) contain provisions for cashless exercise and (v) include such other terms that are normal and customary for warrants of this type. In addition, Forefront or its designees will receive and Advisory Warrant equal to 2.0% of the Company’s post-merger and financing fully diluted shares outstanding upon the closing of $2.5 million of investors on which Forefront is eligible to receive compensation. Forefront was issued a warrant to purchase 46,667 shares of Common Stock at $1.00 per share upon completion of the Orthofix Subsequent Financing. Forefront will receive a cash fee equal to 8% of gross proceeds received and payable upon each closing (4% if investors are introduced to the Company by either Bone Biologics, AFH Holdings and Advisory, LLC, or their respective officers and directors, or an aggregate of $40,000 on the Orthofix Subsequent Financing, including $10,000 incurred in connection with the MTF 2014 Note assigned to Orthofix).

On September 15, 2014, Bone and MTF entered into the MTF Short Term 2014 Loan pursuant to which MTF has agreed to advance an initial $250,000 to Bone and, at Bone’s request and subject to the terms and conditions of the MTF Short Term 2014 Loan, to advance up to an additional $250,000 to Bone. The MTF Short Term 2014 Loan has an interest rate of eight and one-half percent (8.5%) accruing annually. The MTF Short Term 2014 Loan matures on the earlier to occur of (i) the date on which at least $1 million is loaned to or invested in the Company and (ii) December 31, 2014. In further consideration of the MTF 2014 Loan, Bone granted to MTF 625,000 warrants at a strike price of $1.62.

On October 24, 2014, the Company issued a convertible promissory note in the amount of $5,000,000 (the “Convertible Note”) to Hankey Capital, LLC (“Hankey Capital”). The Convertible Note matures on October 24, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the Convertible Note into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion rate equal to the greater of (i) $1.58 per share and (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. Simultaneously, the Company also issued a warrant to Hankey Capital for 3,955,697 shares of Common Stock at an exercise price per share of $1.58. The Warrant will expire on October 24, 2017. In connection with the Convertible Note and Warrant issuance, the Company also issued 6,329,114 shares of Common Stock in the name of Hankey Capital to be held as collateral. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal. Hankey Capital shall return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral shares shall be returned and cancelled. Hankey Capital shall also return Collateral shares under the same terms in case of partial or full conversion of the Convertible Note.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the three and nine months ended September 30, 2014 and 2013:

	Nine Months ended	Nine Months ended
	September 30, 2014	September 30, 2013
Net Cash Used In Operating Activities	$(845,290)	$(383,106)
Net Cash Provided by Investing Activities	37,377	-
Net Cash Provided by Financing Activities	821,388	380,736
Net Increase (Decrease) in Cash and Cash Equivalents	$13,475	$(2,370)

Operating activities

In the nine months ended September 30, 2014 and 2013, cash used in operating activities was $845,290 and $383,106 respectively, which was driven by our net losses of $3,364,100 and $723,698, respectively. Cash expenditures in both the 2014 and 2013 periods increased primarily due to patent costs and professional fees as a result of Bone’s financing activities which included the Bridge Financing and matters related to financing and the merger transactions.

During the nine months ended September 30, 2014, cash used in operating activities was partially offset by non-cash increases in accrued interest expense of $329,297, debt discount amortization of $363,543, advances due to related - party of $98,875, other accrued expenses of $150,050, non-cash items of $520,487, $148,334 and $301,833 related to the issuance of warrants and stock options, and a loss of $9,623 on the sale of marketable securities received in lieu of cash on our 2013 Bridge Note with AFH. During the nine months ended September 30, 2013, cash used in operating activities included a decrease in prepaid expenses and other current assets of $128,542 and an increase in accrued expenses of $178,266, and were partially offset by non-cash increases in accrued interest expense of $249,080 and debt discount amortization of $41,788.

Investing activities

In the nine months ended September 30, 2014, cash provided by investing activities of $37,377 resulted from the sale of marketable securities which were received in lieu of cash for our Bridge Note with AFH. There were no investing activities in the nine months ended September 30, 2013.

Financing activities

In the nine months ended September 30, 2014, cash provided by financing activities was $821,388 and resulted from the proceeds received from the issuance of notes and sale of shares. In the nine months ended September 30, 2013, cash provided by financing activities was $380,736 and resulted from the proceeds received from the issuance of the 2013 Bridge Notes.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2014. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2014, our disclosure controls and procedures were not effective. The material weakness identified by management relates to having sufficient and adequate accounting resources and proper communication of non-routine transactions. We have recently hired a chief financial officer who will be implementing procedures to accumulate and assess all matters.

As described above, management has commenced steps to remediate the material weakness identified above and to implement additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations.

Changes in Internal Controls.

On September 19, 2014, we closed the Reverse Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Bone Biologics Inc., a privately held company, now constitute the financial statements and information of the “Company.” Because Bone Biologics Inc. was a privately held company prior to the Reverse Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Reverse Merger. The operations of Pre-Merger AFH Acquisition X, Inc., a publicly held company, were insignificant both before and after the Reverse Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company. Except for the continuing design and implementation of new processes and procedures following the Reverse Merger, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2014, Catherine Doll, former Interim CFO, was granted warrants to purchase up to 89,588 shares of Common Stock of the Company at a strike price of $1.00 per share, with a 7 year term.

There were no other unregistered sales of equity securities during the three months ended September 30, 2014 that were not previously reported in a current report on Form 8-K.

The transactions described above were exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 31, 2014.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 31, 2014.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS, CORP.

Dated: November 19, 2014	By:	/s/ Michael Schuler
	Name:	Michael Schuler
	Title:	Chief Executive Officer

