Form 10-Q
period 2015-03-31
Bone Biologics, Corp.
filed 2015-05-15
CIK 1419554

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

[  ] Yes  [X] No

As of May 15, 2015, there were 29,239,156 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics, Corp.

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Bone Biologics, Corp., a Delaware corporation, and, its wholly owned subsidiary as defined under the heading “Management’s Discussion and Analysis” in this Form 10-Q.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics, Corp.

Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(unaudited)

Bone Biologics, Corp.

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets

Current assets
Cash	$2,169,078	$2,661,396
Prepaid expenses	89,100	89,517
Deferred financing fees	871,251	983,857
Other receivables – related party	75,000	75,000

Total current assets	3,204,429	3,809,770

Property and equipment, net	11,554	11,621

Total assets	$3,215,983	$3,821,391

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$375,518	$215,389
Note payable to related party	3,659,328	3,659,328

Total current liabilities	4,034,846	3,874,717

Note payable, net of debt discount	3,764,736	3,645,194

Total liabilities	7,799,582	7,519,911

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31,2015 and December 31, 2014	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 24,269,047 shares issued and outstanding at March 31 ,2015 and December 31, 2014	24,269	24,269
Additional paid-in capital	9,071,868	8,315,128
Accumulated deficit	(13,679,736)	(12,037,917)

Total stockholders’ deficit	(4,583,599)	(3,698,520)

Total liabilities and stockholders’ deficit	$3,215,983	$3,821,391

See accompanying notes to condensed consolidated financial statements.

Bone Biologics, Corp.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	188,288	49,654
General and administrative	735,132	124,111

Total operating expenses	923,420	173,765

Loss from operations	(923,420)	(173,765)

Other expenses
Other expense	-	(1,484)
Interest expense, net	(716,799)	(147,598)

Total other expenses	(716,799)	(149,082)

Loss before provision for income taxes	(1,640,219)	(322,847)

Provision for income taxes	1,600	800

Net loss	$(1,641,819)	$(323,647)

Weighted average shares outstanding – basic and diluted	24,269,047	10,928,099

Loss per share – basic and diluted	$(0.07)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

Bone Biologics, Corp.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31,2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(1,641,819)	$(323,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	571	-
Accrued interest expense	76,694	100,292
Amortization of deferred financing costs	476,105	-
Debt discount amortization	119,542	47,306
Stock-based compensation	68,706	-
Warrants issued to consultants	324,532	-
Loss on sale of marketable securities	-	1,484
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	417	(2,950)
Advances due to related party	-	89,441
Accounts payable and accrued expenses	83,438	85,058

Net cash (used in) operating activities	(491,814)	(3,016)

Investing activities
Purchase of property and equipment	(504)	-
Proceeds from sale of marketable securities	-	18,820

Net cash provided by (used in) investing activities	(504)	18,820

Net increase (decrease) in cash	(492,318)	15,804

Cash, beginning of period	2,661,396	1,538
Cash, end of period	$2,169,078	$17,342

Supplemental non-cash information
Note payable received in the form of investments	$-	$50,000
Interest paid	$106,250	$-
Taxes paid	$1,600	$800

See accompanying notes to condensed consolidated financial statements.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Bone Biologics, Corp. (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and between the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc., Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics remaining as the surviving corporation in the Merger. Upon the consummation of the Merger, the separate existence of Merger Sub ceased. On September 22, 2014 the Company officially changed its name to “Bone Biologics, Corp.” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on March 9, 2004.

Bone is a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as UCB-1 (or “Nell-1”). The Nell-1 protein is an osteoinductive recombinant protein that provides target specific control over bone regeneration. The protein has been licensed exclusively for worldwide applications to Bone Biologics through a technology transfer from the University of California, Los Angeles (“UCLA”). Bone Biologics received guidance from the United States Food and Drug Administration (“FDA”) that Nell-1 will be classified as a combination product with a device lead.

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

Going Concern and Liquidity

The Company has no significant operating history and, from March 9, 2004 (inception) to March 31, 2015, has generated a net loss of approximately $13 million. The Company will continue to incur significant expenses for development activities for their lead product Nell-1. Operating expenditures for the next twelve months are estimated at $4.6 million. The accompanying condensed consolidated financial statements for the three months ended March 31, 2015, have been prepared assuming the Company will continue as a going concern. In connection with the LOI (See Note 5), management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014. The results of the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes included activities of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include warrants and income tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments are accounts payable and notes payable. The recorded values of accounts payable approximate their values based on their short term nature. Notes payable are recorded at their issue value or if warrants are attached at their issue value less the value of the warrant.

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

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three months ended March 31, 2015.

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

Patents and Licenses

In March 2006, the Company entered into an exclusive license agreement (“Exclusive License Agreement”), with UCLA for the worldwide application of the Nell-1 protein through a technology transfer. See Note 5 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of Nell -1, which was de minimus, and costs to file patent applications related to Nell-1.

The Company expenses the costs incurred to file patent applications, all costs related to abandoned patent applications and maintenance costs, and these costs are included in research and development expenses. Costs associated with licenses acquired to be able to use products from third parties prior to receipt of regulatory approval to market the related products are also expensed. The Company’s licensed technologies may have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. Costs of acquisition of licenses are expensed.

Deferred Financing Costs

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

As a result, the deferred financing cost as of December 31, 2014 was $983,857. During the three months period ended March 31, 2015, the Company did not incur nor capitalized related cost due to financing. As of March 31, 2015, the deferred financing cost was $871,251. Amortization of deferred financing costs was $476,105 and $-0- for the three months ended March 31, 2015 and 2014, respectively.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Other receivables – related party

Other receivables – related party represent a receivable from AFH Holding & Advisory, LLC, a shareholder, for fees paid on their behalf for legal services. There are no established repayment terms.

Concentration of Credit Risk and Other Risks and Uncertainties

Cash balances are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. As of January 1, 2013, federal insurance coverage is $250,000 per depositor at each financial institution. A substantial majority of the Company’s cash balances exceed federally insured limits.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at March 31, 2015 and December 31, 2014.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of March 31, 2015 and December 31, 2014.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2015 and 2014:

	March 31,
	2015	2014
Warrants	7,722,501	634,300
Stock options	757,977	—
Convertible promissory notes	6,988,354	5,520,528
	15,468,832	6,154,828

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and doesn’t expect any impact of adopting this guidance.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40),” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard for the fiscal year ending December 31, 2014.

In April 2015, the FASB issued ASU 2015-3, "Interest - Imputation of Interest (Subtopic 835-30)," related to the presentation of debt issuance costs. This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our year beginning January 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following at:

	March 31, 2015	December 31, 2014

Furniture and equipment	$12,405	$11,901
Less accumulated depreciation	(851)	(280)
	$11,554	$11,621

Depreciation expense for the three months ended March 31, 2015 and 2014 was $571 and $-0-, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014

Interest expense	$164,469	$87,774
Accounts payable	200,019	119,776
Payroll liabilities	11,030	7,839
	$375,518	$215,389

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Commitments and Contingencies

Letter of Intent

In August of 2012, Bone Biologics, Inc., along with its then majority owner and debt holder, MTF, entered into a Letter of Intent (“LOI”) with AFH to consummate a business combination through a share exchange, reverse merger, or other similar transactions resulting in the Company becoming a public entity (“the Transaction”). In August, 2013, the LOI was amended and restated, and on May 7, 2014, the LOI was again amended and restated. The Amended and Restated Letter of Intent dated May 7, 2014 (the “Amended LOI”) contemplates and defines the following events:

Consummation of Bridge Financings (“Closing I”)

In April 2013 and September 2013, the Company’s Board approved the Company to borrow up to an aggregate principal amount of $300,000 (the “April Bridge Financing”) and $250,000 (the “September Bridge Financing”) pursuant to the sale and issuance of convertible promissory notes and warrants to purchase common stock of the Company (collectively, the “Bridge Financings”). The note accrues interest at a rate of 12% per year and is payable each quarter. A warrant to purchase the Company’s common stock equal to 50% of the original principal amount at $1.00 per share was issued to each Bridge Financing participant. Principal and unpaid accrued interest may be converted into equity securities issued in the Company’s next equity financing in an aggregate amount of at least $2.5 million at a price equal to the price paid by investors in the next equity financing. On April 29, 2013 and on June 5, 2013, the Company borrowed $100,000 from MTF and $100,000 from Orthofix, Corp., respectively, under the April Bridge Financing. In September 2013, the Company borrowed $50,000 from AFH under the April Bridge Financing. In October 2013, the Company borrowed an additional $150,000 from Orthofix under the September Bridge Financing.

Consummation of Business Combination (“Closing II”)

Under the amended LOI, it was contemplated that the Company and its equity holders would consummate a share exchange, reverse merger, or other business combination, with a Delaware corporation publicly reporting pursuant to United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a private Delaware corporation (“Acquisition Co.”), either directly or indirectly through an affiliate. If the post-business combination entity was not already a corporation publicly reporting pursuant to the Exchange Act, AFH would assist the post business combination entity with the filing of an appropriate registration statement resulting in the Company becoming a public company (“PubCo”). The Company affected a merger on September 19, 2014 (See Note 1 Recapitalization). AFH received $590,000 in connection with the business combination.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Consummation of the Private Placement (“Closing III”)

Subsequent to Closing II, AFH agreed to use its best efforts to assist PubCo in procuring one or more investors for a private financing, whether debt or equity, of up to $10.0 million. Such transaction is to include an over-allotment option of 15% at AFH’s discretion (the “Private Placement”). At the consummation of Closing III, AFH Group received warrants to purchase up to 500,000 share of common stock of PubCo at the per share price of the shares offered in the Private Placement with a 5 year term and a cashless exercise provision (the “Extra Warrants”).

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

On October 22, 2013, the Exclusive License Agreement was amended. The following additional fees will be due to UCLA: i) 2% of the amount raised in the Private Placement or, if the Private Placement did not close or was less than $2.5 million then a fee of $100,000 was due and payable by June 1, 2014, ii) $25,000 due upon closing of Phase 1 clinical trial and iii) $50,000 due upon closing of Phase 3 clinical trial. The Company paid the fee of $100,000 in June 2014. Furthermore, the Agreement was modified in that we shall pay the Regents $25,000 for closing of Phase 1 clinical trial and $50,000 for closing of Phase 3 clinical trial. This amendment also stipulates that human clinical trials will commence no later than December 31, 2015. Management believes they will not commence human clinical trials before the expiration of our current license. While the Company will continue to use commercially reasonable efforts to achieve this milestone, the parties are engaged in discussions to amend the license agreement but there are no assurances that an agreement can be reached.

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

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

6. Notes Payable to Related Party

As of March 31, 2015 and December 31, 2014, the Company’s notes outstanding, with MTF a related party, consisted of the following:

Note Type	Issue Date	Maturity Date	Interest Rate	March 31, 2015	December 31, 2014

New MTF Convertible Promissory Note	9/19/14	3/31/15	8.5%	3,823,797	3,747,102

Less: Accrued interest expense				164,469	87,774
Notes payable to related party				$3,659,328	$3,659,328

Convertible Related Party Promissory Notes

The related party convertible promissory notes are considered hybrid instruments, which consist of a debt host instrument together with a conversion feature, thus giving the holder of a convertible note an option to convert into an equity instrument providing the holder a residual interest in the Company. The holder of a convertible promissory note also has the option to present its convertible promissory note to the Company and demand payment under the terms of the note after the maturity date or upon the occurrence of certain events such as the failure of the Company to make a payment on the note when due, bankruptcy or certain other liquidation events. The Company concluded that the convertible promissory note would be accounted for as a typical debt instrument with related interest expense recorded in the Company’s statements of operations. The Company concluded that there is no beneficial conversion feature as of the date of issuance of the convertible notes. However, the note contains a contingent feature whereby the conversion rate may be lowered if a financing occurs at a lower rate than the note’s conversion rate. If the contingency is met and the conversion feature is determined to be “beneficial” in a future accounting period, an additional financing cost would be recorded for the beneficial conversion feature in the Company’s statements of operations at that time.

New MTF Convertible Note

On September 19, 2014, MTF’s 2008 and 2009 Promissory Notes and any related loan agreements, credit agreements, guarantee agreements or other agreements related to the MTF 2008 and 2009 Promissory Notes were cancelled and the Company issued MTF a convertible promissory note in the face amount of $3,659,328 (the “New MTF Convertible Note”). Pursuant to the terms of the New MTF Convertible Note, 50% of all principal and accrued and unpaid interest due under the New MTF Convertible Note will be converted into common stock of the Company upon the closing of the PIPE. The remainder of the New MTF Convertible Note, including all accrued and unpaid interest, will be converted upon consummation of the Initial Public Offering. The New MTF Convertible Note was converted in May 2015. Please refer to Note 12.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Secured Convertible Note and Warrant

On October 24, 2014, the Company issued a convertible promissory note in the amount of $5,000,000 (the “Convertible Note”) to Hankey Capital, LLC (“Hankey Capital”). The Convertible Note matures on October 24, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of the “prime rate” (as quoted in the "Money Rates" section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the Convertible Note into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion rate equal to the greater of (i) $1.58 per share and (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion.

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

The Company paid a commitment fee in the amount of $150,000 (3% of the original principal amount of the loan) to Hankey Capital. The Company intends to use the proceeds of the Convertible Note for working capital and general corporate purposes.

On October 24, 2014, the Company also issued a warrant to Hankey Capital for 3,955,697 shares of Common Stock at an exercise price per share of $1.58 (the “Warrant”). The Warrant will expire on October 24, 2017. The Warrant also includes such other terms that are normal and customary for warrants of this type.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The total debt discount costs related to our outstanding debt for the three months ended March 31, 2015 and 2014, was $119,542 and $47,306, respectively. These costs were amortized to interest expense. The unamortized debt discount at March 31, 2015 was $1,235,264. The cost is expected to be recognized over a period of 2.5 years. The unamortized debt discount at December 31, 2014 was $1,354,806.

8. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2015 and December 31, 2014, the Company had an aggregate of 24,269,047 shares of common stock outstanding.

In connection with the Secured Convertible Note to Hankey Capital, the Company issued 6,329,114 common shares as collateral. (See Note 7)

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the Board.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Warrants

As of March 31, 2015, the Company had outstanding unexercised common stock warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date

2006	$0.17	60,920	October 31, 2016
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4 , 2020
April 2013	$1.00	50,000	April 28, 2020
June 2013	$1.00	50,000	June 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	June 30, 2018
July 2014	$1.00	500,000	June 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,955,697	October 23, 2017
February 2015	$1.58	699,037	February 14, 2018

Total warrants at March 31, 2015		7,722,501	3.76 years

Agent Warrants

Forefront Capital (“Forefront”) or its designees will receive the Agent Warrant. Such Agent Warrant will be issued at the closing of the Private Placement and shall provide, among other things, that the Agent Warrant shall: (i) be exercisable at the price of the securities (or the exercise price of the securities) issued to the investors in the offering, (ii) expire five (5) years from the date of issuance, (iii) include customary registration rights, including the registration rights provided to the Investors, (iv) contain provisions for cashless exercise and (v) include such other terms that are normal and customary for warrants of this type. In addition, Forefront or its designees will receive an Advisory Warrant equal to 2.0% of the Company’s post-merger and financing fully diluted shares outstanding upon the closing of $2.5 million of investors on which Forefront is eligible to receive compensation.

On February 15, 2015, Forefront was issued a warrant to purchase 699,037 shares of Common Stock which represents 2.0% of the Company’s post-merger fully diluted shares outstanding at $1.58 per share upon expiration of their engagement. The warrants expire in three years from issuance date. The initial fair value of the warrants was estimated at an aggregate value of $363,499, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 97.76%, risk-free interest rate of 1.10%, contractual term of 3 years and dividend yield of 0%.

No common stock warrants were exercised, or expired during the three months period March 31, 2015 and 2014.

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

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

During the three months ended March 31, 2015 and 2014, the Company had stock-based compensation expense of $68,706 and $-0-, respectively, related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation for the three months ended March 31, 2015, was related solely to the issuance of stock options.

A summary of stock option activity for the three months ended March 31, 2015, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2014
Granted – 2014	757,977	$1.00	7.69	-
Forfeited – 2014	-	-	-	-
Exercised – 2014	-	-	-	-
Outstanding as of January 1, 2015	757,977	$1.00	7.44	-
Granted – 2015	-	-	-	-
Forfeited – 2015	-	-	-	-
Exercised – 2015	-	-	-	-
Outstanding as of March 31, 2015	757,977	$1.00	7.44	-

Date Issued	Exercise Price	Number of Shares	Expiration date

September 2014	$1.00	583,059	September 18, 2021
November 2014	$1.00	174,918	November 3, 2024

Total options at March 31, 2015		757,977

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the three months ended March 31, 2015 or the year ended December 31, 2014.

There were no options issued during the three months ended March 31, 2015. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the changes in the Company’s non-vested options during the three months ended March 31, 2015, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at January 1, 2015	-0-
Vested in 2014	256,508
Non-vested at January 1, 2015	501,469	$0.73	-
Vested in three months ended March 31, 2015	-	$-	-
Non-vested at March 31, 2015	501,469	$0.73	-
Exercisable at March 31, 2015	256,508	$0.73	-
Outstanding at March 31, 2015	757,977	$0.73	-

As of March 31, 2015, total unrecognized compensation cost related to unvested stock options was $228,442. The cost is expected to be recognized over a weighted average period of 1.75 years.

10. Income Taxes

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2015 and the Company expects that its effective tax rate for the full year 2015 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company files tax returns for U.S. Federal and the states of New Jersey and California. The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from operations, which generally allows all tax years to remain open.

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

11. Related Party Transactions

Starting in September 2006, the Company entered into a series of consulting agreements with one of its stockholders whom previously served as chairman, president and CEO of the Company. The Company paid $45,000 and $30,000, for the three months ended March 31, 2015 and 2014, respectively, in consulting fees to this related party.

Also on September 19, 2014, the Company granted the consultant warrants to purchase up to 3% of the Company’s fully diluted shares of common stock outstanding as of the date of closing of the Merger totaling 699,671 shares of Common Stock of at a strike price of $1.00 per share, with a 7 year term to a consultant. The warrant will vest over a two-year period from the effective date, with 33.33% of the shares subject to the warrant becoming vested and exercisable on the date that the consulting agreement is executed, 33.33% of the shares subject to the option becoming vested and exercisable on the date that is twelve (12) months after the effective date, and 33.34% of the shares subject to the warrant vesting and becoming exercisable on the date that is twenty four (24) months after the effective date. The initial fair value of the warrant was estimated at an aggregate value of $614,049, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 113.7%, risk-free interest rate of 2.29%, contractual term of 7 years and dividend yield of 0%. The fair value on the warrant was recorded as general and administrative expense and amortized over the term of the agreement. As of March 31, 2015, all costs associated with the warrants were recognized.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

On February 29, 2015, the Company terminated the consulting contract. As per the contract the consultant was provided a ninety day notice and all warrants issued became fully vested.

In September 2014, the Company entered into a consulting agreement with MTF, which has agreed to provide the services of Mr. Michael Schuler to the Company as a contractor. Pursuant to the agreement, Mr. Schuler will serve as the Company’s Interim Chief Executive Officer for a period of 6 months. The agreement shall automatically renew for successive three (3) month periods unless either party provides written notice to the other party at least 10 days in advance of the renewal term of its decision not to renew the term. The agreement is intended to be temporary in nature, and will cease once the Company retains a permanent Chief Executive Officer. There are no payments due to MTF or Mr. Schuler with respect to any change in control of the Company or termination of the consulting agreement. For the three months ended March 31, 2015, the Company recognized $45,000 of expense related to this contract.

See Note 6 for related party notes payable to MTF.

12. Subsequent Events

Conversion of New MTF Convertible Note

On May 4, 2015, MTF converted their New MTF Convertible Note in the amount of $3,659,328 plus accrued interest of $193,443 into 2,438,463 shares of Common Stock of the Company.

2nd Secured Convertible Note and Warrant

On May 4, 2015, the Company issued a convertible promissory note in the amount of $2,000,000 (the “2nd Convertible Note”) to Hankey Capital, LLC (“Hankey Capital”). The 2nd Convertible Note matures on May 4, 2018 (the “Maturity Date”) and bears interest at an annual rate of interest of the “prime rate” (as quoted in the "Money Rates" section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the 2nd Convertible Note into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion.

The 2nd Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “Collateral”). The number of shares in the Collateral shall be adjusted on a yearly basis. The shares representing the Collateral contain a restrictive legend. Hankey Capital may hold the Collateral in any brokerage account of its choosing, but shall not transfer, sell or otherwise dispose of any Collateral, except during the existence of an Event of Default, as defined in the 2nd Convertible Note. The 2nd Convertible Note is further secured by collateral assignments of all the Company’s license agreements.

The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital shall return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all the collateral shares shall be returned return and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the 2nd Convertible Note.

Bone Biologics, Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the 2nd Convertible Note to Hankey Capital, on May 4, 2015 the Company issued 2,531,646 common shares as collateral.

The Company paid a commitment fee in the amount of $60,000 (3% of the original principal amount of the loan) to Hankey Capital. The Company intends to use the proceeds of the Convertible Note for working capital and general corporate purposes.

On May 4, 2015, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58 (the “Warrant”). The Warrant will expire on May 4, 2018. The Warrant includes provisions for cashless exercise and also includes such other terms that are normal and customary for warrants of this type.

Under the terms of both the 2nd Convertible Note and the Warrant, at any time that any of the Company’s equity securities are registered under Section 12 of the Securities and Exchange Act of 1934, the aggregate number of Common Stock shares that may be acquired by Hankey Capital upon any exercise of any conversion under the 2nd Convertible Note or exercise of the Warrant, shall be limited to the extent necessary to insure that, following such exercise, or other acquisition, the total number of Common Stock shares then beneficially owned by Hankey Capital and its affiliates may not exceed 4.999% of the total number of issued and outstanding Common Stock. The Company shall, instead of issuing or transferring Common Stock in excess of this limitation, suspend its obligation to issue Common Stock in excess of the foregoing limitation until such time, if any, as such Common Stock shares may be issued in compliance with such limitation; provided, that, by written notice to the Company, Hankey Capital may waive the provisions of this section or increase or decrease the maximum percentage to any other percentage specified in such notice; provided further that any such waiver or increase or decrease will not be effective until the 61st day after such notice is received by the Company.

The Company has evaluated subsequent events through May 14, 2015, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2014 and 2013 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2014, with the SEC on March 31, 2015. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

Overview

We are a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as Nell-1. The Nell-1 protein is an osteoinductive recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform, has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA. UCLA and we received guidance from the FDA that Nell-1 will be classified as a combination product with a device lead.

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

UCLA Exclusive License Agreement

On March 15, 2006, Bone Biologics, Inc. (“Bone” or “Bone Biologics”) entered into an exclusive license agreement (the “Regents’ License”) with the Regents of the University of California Los Angeles (the “Regents”). The Regents’ License provides us with an exclusive license to several of the Regents’ patents covering, among other things, enhanced Nell-1 bone mineralization. The grant of the Regents’ License is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire Regent patent licensed under the agreement expires. Under the Regents’ License, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the Regents’ licensed patents in a certain field of use. By a subsequent Seventh Amendment entered into on August 7, 2012, the parties modified the applicable field of use that we are permitted to use the Regents’ patents in, which generally comprises musculoskeletal repair and regeneration, plus some related methods of manufacture. We have agreed to pay an annual maintenance fee to the Regents of $10,000 as well as to pay certain royalties to the Regents under the Regents’ License at the rate of 3.0% of net sales of licensed products. We must pay the royalties to the Regents on a quarterly basis, and we also must pay a minimum annual royalty of $25,000 to the Regents once earned royalties commence. If we are required to pay any third party any royalties as a result of us making use of the Regents’ patents, then we may reduce the royalty owed to the Regents by 0.333% for every percentage point paid to a third party. If we grant sublicensing rights to a third party to use the Regent’s patent, then we shall pay to the Regents 8.0% to 10.0% of the sublicensing income we receive from such sublicense.

By a subsequent Eighth Amendment entered into on October 22, 2013, the parties agreed that we are obligated to pay a milestone fee of 2.0% of the amount raised from the Private Placement (See financial statement Note 5). Additionally, if the Private Placement does not close or is less than $2.5 million, then a fee of $100,000 will be due and paid to the Regents by June 1, 2014. The Company paid the fee of $100,000 in June 2014. Furthermore, the Agreement was modified in that we shall pay the Regents $25,000 for closing of Phase 1 clinical trial and $50,000 for closing of Phase 3 clinical trial. This amendment also stipulates that human clinical trials will commence no later than December 31, 2015. Management believes they will not commence human clinical trials before the expiration of our current license. While the Company will continue to use commercially reasonable efforts to achieve this milestone, the parties are engaged in discussions to amend the license agreement but there are no assurances that an agreement can be reached.

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

Recapitalization

We were incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Through a reverse merger in September 2014 (the “Merger”), the Company acquired its operating subsidiary Bone Biologics, Inc. Upon the consummation of the Merger, the Company officially changed its name to “Bone Biologics, Corp.” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on March 9, 2004.

In connection with the Merger, the 5,000,000 outstanding shares of Common Stock of the Company prior to the Merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

Additionally, all of the issued and outstanding shares of Bone Biologics Inc.’s $0.0001 par value common stock converted into a combined total of 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,648,658 shares issuable upon the conversion of debt). In exchange, Bone Biologics, Inc. paid AFH Holding & Advisory, LLC (“AFH”), former majority shareholder of AFH Acquisition X, Inc., the principal sum of $590,000.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the Nell-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three Months ended March 31, 2015 compared to the Three Months ended March 31, 2014

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change
Operating expenses
Research and development	$188,288	$49,654	279.20%
General and administrative	735,132	124,111	492.32%
Total operating expenses	923,420	173,765	431.42%

Loss from operations	(923,420)	(173,765)	431.42%

Other expense	-	(1,484)	(100.00)%
Interest expense, net	(716,799)	(147,598)	139.37%
Total other income/expense	(716,799)	(149,082)	136.98%

Loss before provision for income taxes	(1,640,219)	(322,847)	295.46%

Provision for income taxes	1,600	800	100.00%

Net loss	$(1,641,819)	$(323,647)	294.97%

Research and Development

Our research and development expenses increased from $49,654 during the three months ended March 31, 2014 to $188,288 during the three months ended March 31, 2015. The $138,634 increase was primarily due to increases in patent costs and development activities for our lead product Nell-1. We will continue to incur significant expenses for development activities for Nell-1. Additionally, we incurred increased wages for our President and Chief Technology Officer who began serving the Company full-time in September 2014. We also incurred $51,735 of stock based compensation costs related to the issuance of stock options to our President and Chief Technology Officer.

General and Administrative

Our general and administrative expenses increased from $124,111 during the three months ended March 31, 2014 to $735,132 during the three months ended March 31, 2015. The $611,021 increase was primarily due to increased expenses for legal, accounting and consulting professional services related to becoming a public company and also attributable to amortization of the fair value of warrants issued to consultants totaling $324,532 and stock based compensation expense of our CFO totaling $16,971.

Interest Expense

Our net interest expense increased from $147,598 for the three months ended March 31, 2014 to $716,799 during the three months ended March 31, 2015. The additional interest of $569,201 was related to the secured convertible note issuance in October 2014 and warrants issued in February 2015.

Liquidity and Capital Resources

	March 31, 2015	December 31, 2014
	(unaudited)
Assets

Current assets
Cash	$2,169,078	$2,661,396
Prepaid expenses	89,100	89,517
Deferred financing fees	871,251	983,857
Other receivables – related party	75,000	75,000

Total current assets	3,204,429	3,809,770

Property and equipment, net	11,554	11,621

Total assets	$3,215,983	$3,821,391

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$375,518	$215,389
Note payable to related party	3,659,328	3,659,328

Total current liabilities	4,034,846	3,874,717

Note payable, net of debt discount	3,764,736	3,645,194

Total liabilities	7,799,582	7,519,911

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock	-	-
Common stock	24,269	24,269
Additional paid-in capital	9,071,868	8,315,128
Accumulated deficit	(13,679,736)	(12,037,917)

Total stockholders’ deficit	(4,583,599)	(3,698,520)

Total liabilities and stockholders’ deficit	$3,215,983	$3,821,391

We have no significant operating history and, from our inception to March 31, 2015, we have generated a net loss of approximately $13 million. The financial statements for the three months ended March 31, 2015 and 2014 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $4.6 million. The Company has no principal payment requirements for the next 12 months.

The Company will continue to incur significant expenses for development activities for our lead product Nell-1. The Company’s December 31, 2014 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, have been prepared assuming the Company will continue as a going concern. In connection with the LOI (see financial statements Note 5), the Company closed on $2 million on May 4, 2015 and intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

As of March 31, 2015 and December 31, 2014, we had cash of $2,169,078 and $2,661,396, respectively. The Company closed on $2 million on May 4, 2015.

On October 24, 2014, the Company issued a convertible promissory note in the amount of $5,000,000 (the “Convertible Note”) to Hankey Capital, LLC (“Hankey Capital”). The Convertible Note matures on October 24, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the Convertible Note into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. Simultaneously, the Company also issued a warrant to Hankey Capital for 3,955,697 shares of Common Stock at an exercise price per share of $1.58. The Warrant will expire on October 24, 2017. In connection with the Convertible Note and Warrant issuance, the Company also issued 6,329,114 shares of Common Stock in the name of Hankey Capital to be held as collateral. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal. Hankey Capital shall return the collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all collateral shares shall be returned and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the Convertible Note, if any.

On May 4, 2015, the Company issued a convertible promissory note in the amount of $2,000,000 (the “2nd Convertible Note”) to Hankey Capital. The 2nd Convertible Note matures on May 4, 2018 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the 2nd Convertible Note into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. Simultaneously, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58. The Warrant will expire on May 4, 2018. In connection with the 2nd Convertible Note and Warrant issuance, the Company also issued 2,531,646 shares of Common Stock in the name of Hankey Capital to be held as collateral. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal. Hankey Capital shall return the collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all collateral shares shall be returned and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the 2nd Convertible Note.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2015	March 31,2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(1,641,819)	$(323,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	571	-
Accrued interest expense	76,694	100,292
Amortization of deferred financing costs	476,105	-
Debt discount amortization	119,542	47,306
Stock-based compensation	68,706	-
Warrants issued to consultants	324,532	-
Loss on sale of marketable securities	-	1,484
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	417	(2,950)
Advances due to related party	-	89,441
Accounts payable and accrued expenses	83,438	85,058

Net cash (used in) operating activities	(491,814)	(3,016)

Investing activities
Purchase of property and equipment	(504)	-
Proceeds from sale of marketable securities	-	18,820

Net cash provided by (used in) investing activities	(504)	18,820

Net increase (decrease) in cash	(492,318)	15,804

Cash, beginning of period	2,661,396	1,538
Cash, end of period	$2,169,078	$17,342

Operating activities

In the three months ended March 31, 2015 and 2014, cash used in operating activities was $491,814 and $3,016 respectively, primarily due to our net losses of $1,278,320 and $323,647, respectively. Cash expenditures in each of the three months ended March 31, 2015 and 2014 periods increased primarily due to patent costs and professional fees as a result of Bone’s financing activities and costs of becoming a public entity.

During the three months ended March 31, 2015, cash used in operating activities was partially offset by non-cash increases in accrued interest expense of $83,438, debt discount amortization of $119,542, debt financing costs amortization of $476,105, non-cash items of $324,532 and $68,706 related to the issuance of warrants and stock options. During the three months ended March 31, 2014, cash used in operating activities included an increase in accrued expenses of $85,058, advances from related parties of $89,441, and was partially offset by debt discount amortization of $47,306.

Investing activities

In the three months ended March 31, 2015, cash used in investing activities of $504 resulted from the purchase of equipment. In the three months ended March 31, 2014, cash provided by investing activities of $18,820 resulted from the sale of marketable securities which were received in lieu of cash for a bridge note with AFH.

Financing activities

There were no financing activities during the three months ended March 31, 2015 and 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2015. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2015, our disclosure controls and procedures were not effective.

During 2013, Bone Biologics Inc., as a privately held company, had a material weakness identified by management related to lack of sufficient and adequate accounting resources and proper communication of non-routine transactions. We have recently hired a chief financial officer who has implemented procedures to accumulate and assess all matters and management commenced steps to remediate the material weakness identified and implemented additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations.

During 2014, the Company identified a material weakness related to the valuation of options and warrants issued.

As described above, management has commenced steps to remediate the material weakness identified above and to implement additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations.

Changes in Internal Controls.

On September 19, 2014, we closed the Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Bone Biologics Inc., a privately held company, now constitute the financial statements and information of the “Company.” Because Bone Biologics Inc. was a privately held company prior to the Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Merger. The operations of Pre-Merger AFH Acquisition X, Inc., a publicly held company, were insignificant both before and after the Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company. Except for the continuing design and implementation of new processes and procedures following the Merger, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

On January 24, 2007, Bone entered into a Biopharmaceutic Services Agreement with Cytovance, Inc. to provide certain services including the production of NELL protein in mammallian cells. In January 2008, Bone terminated the agreement based upon Cytovance’s alleged breach of contract. On July 31, 2008, Cytovance commenced legal action in the District Court of Oklahoma County State of Oklahoma against Bone for breach of contract, but the action was subsequently dismissed as the parties had initially agreed contractually to resolve all disputes through mediation. Bone alleges that, as a result of Cytovance’s breach of contract, the company is owed more than $150,000 for damages. Bone has attempted to amicably resolve this matter with a settlement offer made on April 15, 2009 but the matter has remained unresolved without further communication. While we cannot currently estimate the ultimate impact of this matter, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate outcome could have a material impact on our results of operations.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2015, MTF converted their New MTF Convertible Note in the amount of $3,659,328 plus accrued interest of $193,443 into 2,438,463 Common Shares of the Company.

On May 4, 2015, the Company issued a convertible promissory note in the amount of $2,000,000 (the “2nd Convertible Note”) to Hankey Capital. The 2nd Convertible Note matures on May 4, 2018 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the 2nd Convertible Note into shares of the Company’s Common Stock at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. Simultaneously, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58. The Warrant will expire on May 4, 2018. In connection with the Convertible Note and Warrant issuance, the Company also issued 2,531,646 shares of Common Stock in the name of Hankey Capital to be held as collateral. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal. Hankey Capital shall return the collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all the collateral shares shall be returned and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the 2nd Convertible Note.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2015.*

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2015.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS, CORP.

Dated: May 15, 2015	By:	/s/ Michael Schuler
	Name:	Michael Schuler
	Title:	Chief Executive Officer and a Duly Authorized Officer

