Form 10-Q
period 2015-06-30
Bone Biologics, Corp.
filed 2015-08-14
CIK 1419554

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-53078

Bone Biologics Corporation

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

[  ] Yes [X] No

As of August 14, 2015, there were 30,973,482 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Bone Biologics Corporation, a Delaware corporation, and, its wholly owned subsidiary as defined under the heading “Management’s Discussion and Analysis” in this Form 10-Q.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets

Current assets
Cash	$3,166,562	$2,661,396
Prepaid expenses	88,767	89,517
Deferred financing fees	996,947	983,857
Other receivables – related party	150,000	75,000

Total current assets	4,402,276	3,809,770

Property and equipment, net	10,983	11,621

Total assets	$4,413,259	$3,821,391

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$43,141	$215,389
Note payable to related party	-	3,659,328

Total current liabilities	43,141	3,874,717

Note payable, net of debt discount	5,268,311	3,645,194

Total liabilities	5,311,452	7,519,911

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 29,239,156 and 24,269,047 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	29,239	24,269
Additional paid-in capital	13,643,107	8,315,128
Accumulated deficit	(14,570,539)	(12,037,917)

Total stockholders’ deficit	(898,193)	(3,698,520)

Total liabilities and stockholders’ deficit	$4,413,259	$3,821,391

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	175,010	133,457	362,579	183,111
General and administrative	335,568	183,037	1,071,419	307,148

Total operating expenses	510,578	316,494	1,433,998	490,259

Loss from operations	(510,578)	(316,494)	(1,433,998)	(490,259)

Other expenses
Other expense	-	(8,140)	-	(9,623)
Interest expense, net	(380,225)	(102,935)	(1,097,024)	(250,533)

Total other expenses	(380,225)	(111,075)	(1,097,024)	(260,156)

Loss before provision for income taxes	(890,803)	(427,569)	(2,531,022)	(750,415)

Provision for income taxes	-	-	1,600	800

Net loss	$(890,803)	$(427,569)	$(2,532,622)	$(751,215)

Weighted average shares outstanding – basic and diluted	27,436,809	10,928,099	25,861,679	10,928,099

Loss per share – basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(2,532,622)	$(751,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,142	-
Accrued interest expense	105,669	162,493
Amortization of deferred financing costs	537,944	-
Debt discount amortization	275,317	91,111
Stock-based compensation	137,412	-
Warrants issued to consultants	324,532	-
Loss on sale of marketable securities	-	9,623
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(74,250)	1,767
Deferred financing costs	(185,000)	-
Advances due to related party	-	89,374
Accounts payable and accrued expenses	(84,474)	108,095

Net cash (used in) operating activities	(1,494,330)	(288,752)

Investing activities
Purchase of property and equipment	(504)	-
Proceeds from sale of marketable securities	-	37,377

Net cash (used in) provided by investing activities	(504)	37,377

Financing activities
Proceeds from issuance of notes payable	2,000,000	250,000

Net cash provided by financing activities	2,000,000	250,000

Net increase (decrease) in cash	505,166	(1,375)

Cash, beginning of period	2,661,396	1,538
Cash, end of period	$3,166,562	$163

Supplemental non-cash information
Issuance of warrants in connection with Notes Payable, net of amortization included above	$-	$104,798
Debt and accrued interest converted into Common Shares	$3,852,771	$-
Issuance of warrants in payment of financing fees	$-	$8,180
Note payable received in the form of investments	$-	$50,000
Interest paid	$240,767	$-
Taxes paid	$1,600	$800

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc. Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics remaining as the surviving corporation in the Merger. Upon the consummation of the Merger, the separate existence of Merger Sub ceased. On September 22, 2014 the Company officially changed its name to “Bone Biologics Corporation” (“Bone” or “Bone Biologics”) to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on March 9, 2004.

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

Recapitalization

In connection with the Merger, the 5,000,000 outstanding shares of common stock of the Company, par value $0.001 per share (“Common Stock”), prior to the Merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

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

Going Concern and Liquidity

The Company has no significant operating history and, from March 9, 2004 (inception) to June 30, 2015, has generated a net loss of approximately $14.5 million. The Company will continue to incur significant expenses for development activities for their lead product Nell-1. Operating expenditures for the next twelve months are estimated at $5.6 million. The accompanying condensed consolidated financial statements for the six months ended June 30, 2015 have been prepared assuming the Company will continue as a going concern. In connection with the LOI (See Note 5), management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

Bone Biologics Corporation

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

2. Summary of Significant Accounting Policies

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014. The results of the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Bone Biologics Corporation

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the six months ended June 30, 2015.

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

As a result, the deferred financing cost as of December 31, 2014 was $983,857. During the six months period ended June 30, 2015, the Company incurred and capitalized $187,530 related cost due to the May 2015 financing. As of June 30, 2015, the deferred financing cost was $996,947. Amortization of deferred financing costs was $174,440 and $-0- for the six months ended June 30, 2015 and 2014, respectively.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Other receivables – related party

Other receivables – related party represent a receivable from AFH, a shareholder, for fees paid on their behalf for legal services. There are no established repayment terms. During the six months ended June 30, 2015 the Company paid a retainer of $75,000 to AFH for contemplated advisory services.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at June 30, 2015 and December 31, 2014.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of June 30, 2015 and December 31, 2014.

Bone Biologics Corporation

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of June 30, 2015 and 2014:

	June 30,
	2015	2014
Warrants	9,621,235	634,300
Stock options	757,977	-
Convertible promissory notes	4,430,380	5,520,528
	14,809,592	6,154,828

New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest (Subtopic 835-30),” related to the presentation of debt issuance costs. This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our year beginning January 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following at:

	June 30, 2015	December 31, 2014

Furniture and equipment	$12,405	$11,901
Less accumulated depreciation	(1,422)	(280)
	$10,983	$11,621

Depreciation expense for the six months ended June 30, 2015 and 2014 was $1,142 and $-0-, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014

Interest expense	$-	$87,774
Accounts payable	32,440	119,776
Payroll liabilities	10,701	7,839
	$43,141	$215,389

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

5. Commitments and Contingencies

Letter of Intent

In August of 2012, Bone Biologics, Inc., along with its then majority owner and debt holder, Musculoskeletal Transplant Foundation (“MTF”), entered into a Letter of Intent (“LOI”) with AFH to consummate a business combination through a share exchange, reverse merger, or other similar transactions resulting in the Company becoming a public entity (the “Transaction”). In August 2013, the LOI was amended and restated, and on May 7, 2014, the LOI was again amended and restated. The Amended and Restated Letter of Intent dated May 7, 2014 (the “Amended LOI”) contemplates and defines the following events:

Consummation of Bridge Financings (“Closing I”)

In April 2013 and September 2013, the Company’s Board approved the Company to borrow up to an aggregate principal amount of $300,000 (the “April Bridge Financing”) and $250,000 (the “September Bridge Financing”) pursuant to the sale and issuance of convertible promissory notes and warrants to purchase common stock of the Company (collectively, the “Bridge Financings”). The note accrues interest at a rate of 12% per year and is payable each quarter. A warrant to purchase the Company’s common stock equal to 50% of the original principal amount at $1.00 per share was issued to each Bridge Financing participant. Principal and unpaid accrued interest may be converted into equity securities issued in the Company’s next equity financing in an aggregate amount of at least $2.5 million at a price equal to the price paid by investors in the next equity financing. On April 29, 2013 and on June 5, 2013, the Company borrowed $100,000 from MTF and $100,000 from Orthofix, Corp. (“Orthofix”), respectively, under the April Bridge Financing. In September 2013, the Company borrowed $50,000 from AFH under the April Bridge Financing. In October 2013, the Company borrowed an additional $150,000 from Orthofix under the September Bridge Financing.

Consummation of Business Combination (“Closing II”)

Under the Amended LOI, it was contemplated that the Company and its equity holders would consummate a share exchange, reverse merger, or other business combination with a Delaware corporation publicly reporting pursuant to United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a private Delaware corporation (“Acquisition Co.”), either directly or indirectly through an affiliate. If the post-business combination entity was not already a corporation publicly reporting pursuant to the Exchange Act, AFH would assist the post-business combination entity with the filing of an appropriate registration statement resulting in the Company becoming a public company (“PubCo”). The Company affected a merger on September 19, 2014 (See Note 1 Recapitalization). AFH received $590,000 in connection with the business combination.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Consummation of the Private Placement (“Closing III”)

Subsequent to Closing II, AFH agreed to use its best efforts to assist PubCo in procuring one or more investors for a private financing, whether debt or equity, of up to $10.0 million. Such transaction is to include an over-allotment option of 15% at AFH’s discretion (the “Private Placement”). At the consummation of Closing III, AFH received warrants to purchase up to 500,000 share of common stock of PubCo at the per share price of the shares offered in the Private Placement with a 5 year term and a cashless exercise provision (the “Extra Warrants”).

Consummation of the PIPE Transaction (“Closing IV”)

Subsequent to Closing III, AFH will use its best efforts to assist PubCo in procuring an investment bank (the “Bank”) to facilitate a private investment in public equity transaction in an amount between $8.0 million and $10.0 million through the sale of securities of PubCo (the “PIPE”). Such transaction will include a 15% over allotment at AFH and/or the Bank’s discretion. Such transaction is contingent upon the appointment of a Bank and filing appropriate forms with the Financial Industry Regulatory Authority (“FINRA”).

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

Bone Biologics Corporation

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

6. Notes Payable to Related Party

As of June 30, 2015 and December 31, 2014, the Company’s notes outstanding, with MTF a related party, consisted of the following:

Note Type	Issue Date	Maturity Date	Interest Rate	June 30, 2015	December 31, 2014

New MTF Convertible Promissory Note	9/19/14	3/31/15	8.5%	-0-	3,747,102

Less: Accrued interest expense				-0-	87,774
Notes payable to related party				$-0-	$3,659,328

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

Bone Biologics Corporation

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

The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “Collateral”). 6,329,114 shares were issued upon closing the Convertible Note. The number of shares in the Collateral shall be adjusted on a yearly basis. The shares representing the Collateral contain a restrictive legend. The Company shall seek to register the Collateral shares initially delivered on the date of the Convertible Note pursuant to a registration rights agreement (the “Registration Rights Agreement”) as described below. Upon the effectiveness of such Registration Statement, the Company will remove the restrictive legends from the Collateral shares so long as Hankey Capital agrees in any event not to sell any Collateral shares if Hankey Capital is notified that the Registration Statement is no longer effective. Hankey Capital may hold the Collateral in any brokerage account of its choosing, but shall not transfer, sell or otherwise dispose of any Collateral, except during the existence of an Event of Default, as defined in the Convertible Note. The Convertible Note is further secured by collateral assignments of all the Company’s license agreements.

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

Bone Biologics Corporation

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

Whenever the Company proposes to register any of its securities under the Securities Act of 1933, as amended (the “Securities Act”)(other than pursuant to a demand registration under the Registration Rights Agreement) and the registration form to be used may be used for the registration of any registrable shares, the Company will give prompt written notice to all holders of the registrable shares of its intention to effect such a registration and will include in such registration all registrable shares (in accordance with the priorities set forth in the Registration Rights Agreement) with respect to which the Company has received written requests for inclusion within fifteen (15) days after the delivery of the Company’s notice. Pursuant to Registration Rights Agreement, holders of registrable shares and the Company agree not to effect any public sale or distribution of equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the six (6) months following, the effective date of the Company’s merger with Bone Biologics, Inc. on September 19, 2014.

On October 24, 2014, Forefront Capital (“Forefront”) was issued a warrant to purchase 126,582 shares of Common Stock upon completion of the Hankey Capital Convertible Note.

2nd Secured Convertible Note and Warrant

On May 4, 2015, the Company issued a convertible promissory note in the amount of $2,000,000 (the “2nd Convertible Note”) to Hankey Capital. The 2nd Convertible Note matures on May 4, 2018 (the “2nd Maturity Date”) and bears interest at an annual rate of interest of the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the 2nd Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the 2nd Convertible Note into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion.

The 2nd Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “2nd Collateral”). The number of shares in the 2nd Collateral shall be adjusted on a yearly basis. The shares representing the 2nd Collateral contain a restrictive legend. Hankey Capital may hold the 2nd Collateral in any brokerage account of its choosing, but shall not transfer, sell or otherwise dispose of any 2nd Collateral, except during the existence of an Event of Default, as defined in the 2nd Convertible Note. The 2nd Convertible Note is further secured by collateral assignments of all the Company’s license agreements.

The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital shall return 2nd Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all the collateral shares shall be returned return and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the 2nd Convertible Note.

Bone Biologics Corporation

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

On May 4, 2015, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58 (the “2nd Warrant”). The 2nd Warrant will expire on May 4, 2018. The 2nd Warrant includes such other terms that are normal and customary for warrants of this type.

Under the terms of both the 2nd Convertible Note and the 2nd Warrant, at any time that any of the Company’s equity securities are registered under Section 12 of the Securities and Exchange Act of 1934, the aggregate number of Common Stock shares that may be acquired by Hankey Capital upon any exercise of any conversion under the 2nd Convertible Note or exercise of the 2nd Warrant, shall be limited to the extent necessary to insure that, following such exercise, or other acquisition, the total number of Common Stock shares then beneficially owned by Hankey Capital and its affiliates may not exceed 4.999% of the total number of issued and outstanding Common Stock. The Company shall, instead of issuing or transferring Common Stock in excess of this limitation, suspend its obligation to issue Common Stock in excess of the foregoing limitation until such time, if any, as such Common Stock shares may be issued in compliance with such limitation; provided, that, by written notice to the Company, Hankey Capital may waive the provisions of this section or increase or decrease the maximum percentage to any other percentage specified in such notice; provided further that any such waiver or increase or decrease will not be effective until the 61st day after such notice is received by the Company.

The total debt discount costs related to our outstanding debt for the six months ended June 30, 2015 and 2014, was $275,317 and $91,111, respectively. These costs were amortized to interest expense. The unamortized debt discount at June 30, 2015 was $1,731,689. The cost is expected to be recognized over a period of 2.5 years. The unamortized debt discount at December 31, 2014 was $1,354,806.

Note Type	Issue Date	Maturity Date	Interest Rate	June 30, 2015	December 31, 2014

Secured Convertible Note	10/24/14	10/24/17	8.5%	5,000,000	5,000,000

2nd Secured Convertible Note	5/4/15	5/4/18	8.5%	2,000,000	-0-

Less: Debt discount				1,731,689	1,354,806
Net Notes payable				$5,268,311	$3,645,194

8. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2015 and December 31, 2014, the Company had an aggregate of 29,239,156 shares and 24,269,047 shares of common stock outstanding, respectively.

In connection with the Secured Convertible Notes to Hankey Capital, the Company issued 8,860,760 common shares as collateral. (See Note 7)

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the Board.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Warrants

As of June 30, 2015, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date

2006	$0.17	60,920	October 31, 2016
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4 , 2020
April 2013	$1.00	50,000	April 28, 2020
June 2013	$1.00	50,000	June 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	June 30, 2018
July 2014	$1.00	500,000	June 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,955,697	October 23, 2017
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2018

Total warrants at June 30, 2015		9,621,235	3.32 years

Agent Warrants

Our engagement with Forefront expired without renewal on February 15, 2015. Under the agreement, Forefront or its designees received the following warrant (“Agency Warrant”). Such Agent Warrant was issued at the closing of the Private Placement and provided, among other things, that the Agent Warrant shall: (i) be exercisable at the price of the securities (or the exercise price of the securities) issued to the investors in the offering, (ii) expire five (5) years from the date of issuance, (iii) include customary registration rights, including the registration rights provided to the Investors, (iv) contain provisions for cashless exercise and (v) include such other terms that are normal and customary for warrants of this type. In addition, Forefront or its designees received an additional warrant (“Advisory Warrant”) equal to 2.0% of the Company’s post-merger and financing fully diluted shares outstanding upon the closing of $2.5 million of investors on which Forefront is eligible to receive compensation.

On February 15, 2015, Forefront was issued the Advisory Warrant to purchase 699,037 shares of Common Stock which represents 2.0% of the Company’s post-merger fully diluted shares outstanding at $1.58 per share upon expiration of their engagement. The warrants expire in three years from issuance date. The initial fair value of the warrants was estimated at an aggregate value of $363,499, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 97.76%, risk-free interest rate of 1.10%, contractual term of 3 years and dividend yield of 0%.

No common stock warrants were exercised or expired during the six months period June 30, 2015 and 2014.

9. Stock-based Compensation

2014 Stock Option Plan

2,642,898 shares of our Common Stock have been initially authorized and reserved for issuance under our 2014 Stock Option Plan as option awards. This reserve may be increased by the Board on January 1, 2015 and each subsequent anniversary through January 1, 2024 by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2014 Stock Option Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2014 Stock Option Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2014 Stock Option Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2014 Stock Option Plan.

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

Bone Biologics Corporation

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

During the six months ended June 30, 2015 and 2014, the Company had stock-based compensation expenses of $137,412 and $-0-, respectively, related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation for the six months ended June 30, 2015 was related solely to the issuance of stock options.

A summary of stock option activity for the six months ended June 30, 2015, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2014
Granted – 2014	757,977	$1.00	7.69	-
Forfeited – 2014	-	-	-	-
Exercised – 2014	-	-	-	-
Outstanding as of January 1, 2015	757,977	$1.00	7.44	-
Granted – 2015	-	-	-	-
Forfeited – 2015	-	-	-	-
Exercised – 2015	-	-	-	-
Outstanding as of June 30, 2015	757,977	$1.00	7.18	-

Date Issued	Exercise Price	Number of Shares	Expiration date

September 2014	$1.00	583,059	September 18, 2021
November 2014	$1.00	174,918	November 3, 2024

Total options at June 30, 2015		757,977

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the six months ended June 30, 2015 or the year ended December 31, 2014.

There were no options issued during the six months ended June 30, 2015. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the changes in the Company’s non-vested options during the six months ended June 30, 2015, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at January 1, 2014	-	-	-
Granted in 2014	757,977	$0.73
Vested in 2014	256,508	$0.73	-
Non-vested at January 1, 2015	501,469	$0.73	-
Vested in six months ended June 30, 2015	-	$-	-
Non-vested at June 30, 2015	501,469	$0.73	-
Exercisable at June 30, 2015	256,508	$0.73	-
Outstanding at June 30, 2015	757,977	$0.73	-

As of June 30, 2015, total unrecognized compensation cost related to unvested stock options was $159,736. The cost is expected to be recognized over a weighted average period of 1.50 years.

10. Income Taxes

The Company’s effective tax rate is 0% for income tax for the six months ended June 30, 2015 and the Company expects that its effective tax rate for the full year 2015 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

11. Related Party Transactions

Starting in September 2006, the Company entered into a series of consulting agreements with one of its stockholders whom previously served as chairman, president and CEO of the Company. The Company paid $75,000 and $70,000, for the six months ended June 30, 2015 and 2014, respectively, in consulting fees to this related party.

On September 19, 2014, the Company granted the consultant warrants to purchase up to 3% of the Company’s fully diluted shares of Common Stock outstanding as of the date of closing of the Merger totaling 699,671 shares of Common Stock of at a strike price of $1.00 per share, with a 7 year term to a consultant. The warrant will vest over a two year period from the effective date, with 33.33% of the shares subject to the warrant becoming vested and exercisable on the date that the consulting agreement is executed, 33.33% of the shares subject to the option becoming vested and exercisable on the date that is twelve (12) months after the effective date, and 33.34% of the shares subject to the warrant vesting and becoming exercisable on the date that is twenty four (24) months after the effective date. The initial fair value of the warrant was estimated at an aggregate value of $614,049, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 113.7%, risk-free interest rate of 2.29%, contractual term of 7 years and dividend yield of 0%. The fair value on the warrant was recorded as general and administrative expense and amortized over the term of the agreement. As of June 30, 2015, all costs associated with the warrants were recognized.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

On February 29, 2015, the Company terminated the consulting contract. As per the contract, the consultant was provided a ninety (90) day notice and all warrants issued became fully vested.

In September 2014, the Company entered into a consulting agreement with MTF, which has agreed to provide the services of Mr. Michael Schuler to the Company as a contractor. Pursuant to the agreement, Mr. Schuler will serve as the Company’s Interim Chief Executive Officer for a period of 6 months. The agreement shall automatically renew for successive three (3) month periods unless either party provides written notice to the other party at least 10 days in advance of the renewal term of its decision not to renew the term. The agreement is intended to be temporary in nature and will cease once the Company retains a permanent Chief Executive Officer. There are no payments due to MTF or Mr. Schuler with respect to any change in control of the Company or termination of the consulting agreement. For the six months ended June 30, 2015, the Company recognized $90,000 of expense related to this contract.

See Note 6 for related party notes payable to MTF.

12. Subsequent Events

Employment Agreements

Bone Biologics Corporation., a Delaware corporation (the “Company”) appointed Mr. Stephen R. La Neve, age 56, as the Company’s Chief Executive Officer and President, and Mr. Jeff Frelick, age 50, as the Company’s Chief Operating Officer, each to be effective on August 17, 2015 (the “Effective Date”).

Steve La Neve brings thirty years of health care experience, leadership and success to Life Science Enterprises. Prior to his current position, Steve held leadership roles in the device and diagnostic segments which include: CEO and president of Etex Corporation; president of Becton Dickinson’s Pre-Analytical Systems business; president of Medtronic’s $3.5b Spine and Biologics business; and president of Medtronic’s second largest country business unit, Medtronic Japan. He also served as senior vice president and executive vice president at Premier, one of the largest GPOs in the United States and ran the global Injection Systems business unit for Becton Dickinson. Additionally, Steve has held a number of commercial leadership roles at Becton Dickinson, Roche Diagnostics and E Merck Diagnostic Systems in sales, marketing, strategic planning and project management both in the US and outside the US. He serves on the board of directors for SkelRegen, LLC and Rapid Pathogen Screening, Inc. (RPS), and he consults for private equity companies in the medical device area. Steve holds a B.S. in Health Planning and Administration from the Pennsylvania State University, an M.B.A. from West Chester University, and is a member of the omicron delta epsilon honor society for academic excellence in economics.

Jeffrey Frelick is the COO of Life Science Enterprises, where he brings more than 25 years of med-tech experience. He spent the past 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks such as Canaccord Genuity, ThinkEquity and Lazard. Prior to becoming an equity research analyst, Jeff worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostics companies. He previously held sales and sales management positions at Becton Dickinson’s Primary Care Diagnostic Division after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Jeff received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

Pursuant to the employment agreement entered into between the Company and Mr. La Neve on June 8, 2015, the initial term of his employment shall begin on August 17, 2015 and continue for three years until August 16, 2018, which term will automatically be extended for successive one year periods, unless earlier terminated. Mr. La Neve shall receive a base salary in the gross amount of $500,000 per annum to be paid semi-monthly in equal installments. In addition, Mr. La Neve is eligible to earn a yearly bonus targeted at 70% of the base salary based on reasonably achievable key performance indicators established by Mr. La Neve, the Company’s Chief Operating Officer and the Board of Directors after consultation. On Mr. La Neve’s start date, he will receive an option to purchase 6% of the then outstanding shares of the Company’s common stock, at an exercise price that equals to the fair market price on the date of the grant. These options will vest annually over three (3) years such that they are vested in full on the third year anniversary of the employment agreement date, provided, that any stock option that is unvested on the date of termination shall be forfeited on such date of termination, subject to certain exceptions. If Mr. La Neve is terminated by the Company Without Cause, or by Non-Renewal Without Cause, or terminated for Good Reason (each as described in the employment agreement), Mr. La Neve shall receive a severance payment equivalent to one year of base salary, and shall also be eligible for a pro-rata annual bonus for the year of termination if the Board of Directors exercise its discretion to award such a bonus. All severance payments will be paid in equal installments over a one year period starting on the sixtieth day following the termination. The severance payment will be contingent upon Mr. La Neve’s execution of a full release of claims against the Company and a non-compete and non-solicitation agreement as provided in the employment agreement.

Pursuant to the employment agreement entered into between the Company and Mr. Frelick on June 8, 2015, the initial term of his employment shall begin on August 17, 2015 and continue for three years until August 16, 2018, which term will automatically be extended for successive one year periods, unless earlier terminated. Mr. Frelick shall receive a base salary in the gross amount of $300,000 per annum to be paid semi-monthly in equal installments. In addition, Mr. Frelick is eligible to earn a yearly bonus targeted at 50% of the base salary based on reasonably achievable key performance indicators established by Mr. Frelick, the Company’s Chief Executive Officer and the Board of Directors after consultation. On Mr. Frelick’s start date, he will receive an option to purchase 3% of the then outstanding shares of the Company’s common stock, at an exercise price that equals to the fair market price on the date of the grant. These options will vest annually over three (3) years such that they are vested in full on the third year anniversary of the employment agreement date, provided, that any stock option that is unvested on the date of termination shall be forfeited on such date of termination, subject to certain exceptions. If Mr. Frelick is terminated by the Company Without Cause, or by Non-Renewal Without Cause, or terminated for Good Reason (each as described in the employment agreement), Mr. Frelick shall receive a severance payment equivalent to one year of base salary, and shall also be eligible for a pro-rata annual bonus for the year of termination if the Board of Directors exercise its discretion to award such a bonus. All severance payments will be paid in equal installments over a one year period starting on the sixtieth day following the termination. The severance payment will be contingent upon Mr. Frelick’s execution of a full release of claims against the Company and a non-compete and non-solicitation agreement as provided in the employment agreement.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

AFH Revised Milestone Side Letter Agreement

On August 11, 2015 the Company entered into the Letter Agreement, by and between, Bone Biologics Corporation and AFH to amend the Side Letter Agreement, dated September 7, 2014 (the “Letter Agreement”), by and among Bone Biologics (formerly known as Bone Biologics, Inc.) MTF and AFH. Pursuant to the Letter Agreement, AFH and MTF are each entitled to receive shares of the Company equal to and not to exceed 2.5% of the fully diluted shares of the Company at the time of the completion of the Milestone Targets (“Milestone Shares”). The Milestone Targets have not been met. The Company used commercially reasonably best efforts in pursuit of performance under the Letter Agreement even though the milestones were not achieved, but notwithstanding, desires (and believes it is in the best interest of the Company’s stockholders) to issue such equity, Eight Hundred Sixty Seven Thousand One Hundred Sixty-Three (867,163) Common Shares, to AFH so long as AFH forfeits any rights or claims to receive the Milestone Shares under the Letter Agreement.

MTF Revised Milestone Side Letter Agreement

On August 11, 2015 the Company entered into the Letter Agreement, by and between, Bone Biologics Corporation and MTF to amend the Side Letter Agreement, dated September 7, 2014 (the “Letter Agreement”), by and among Bone Biologics Corporation (formerly known as Bone Biologics, Inc., the “Company”), Musculoskeletal Transplant Foundation (“MTF”) and AFH. Pursuant to the Letter Agreement, AFH and MTF are each entitled to receive shares of the Company equal to and not to exceed 2.5% of the fully diluted shares of the Company at the time of the completion of the Milestone Targets (“Milestone Shares”). The Milestone Targets have not been reached, and in consideration for the support and cooperation of MTF in trying to reach the Milestone Targets and the closing of certain financings, including the conversion of debt by MTF in order to facilitate certain financings, the Company hereby authorizes the issuance of Company Common Shares to MTF in the amount of 2.5% of the fully diluted shares, Eight Hundred Sixty Seven Thousand One Hundred Sixty-Three (867,163) Common Shares, of the Company as of the date hereof.

The Company has evaluated subsequent events through August 14, 2015, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

UCLA Exclusive License Agreement

On March 15, 2006, Bone Biologics, Inc. entered into an exclusive license agreement (the “Regents’ License”) with the Regents of the University of California Los Angeles (the “Regents”). The Regents’ License provides us with an exclusive license to several of the Regents’ patents covering, among other things, enhanced Nell-1 bone mineralization. The grant of the Regents’ License is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire Regent patent licensed under the agreement expires. Under the Regents’ License, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the Regents’ licensed patents in a certain field of use. By a subsequent seventh amendment to the Regents’ License entered into on August 7, 2012, the parties modified the applicable field of use that we are permitted to use the Regents’ patents in, which generally comprises musculoskeletal repair and regeneration, plus some related methods of manufacture. We have agreed to pay an annual maintenance fee to the Regents of $10,000 as well as certain royalties at the rate of 3.0% of net sales of licensed products. We must pay the royalties to the Regents on a quarterly basis, and we also must pay a minimum annual royalty of $25,000 to the Regents once earned royalties commence. If we are required to pay any third party any royalties as a result of us making use of the Regents’ patents, then we may reduce the royalty owed to the Regents by 0.333% for every percentage point paid to a third party. If we grant sublicensing rights to a third party to use the Regent’s patent, then we shall pay to the Regents 8.0% to 10.0% of the sublicensing income we receive from such sublicense.

By a subsequent eighth amendment to the Regents’ License entered into on October 22, 2013, the parties agreed that we are obligated to pay a milestone fee of 2.0% of the amount raised from the Private Placement (See financial statement Note 5). Additionally, if the Private Placement does not close or is less than $2.5 million, then a fee of $100,000 will be due and paid to the Regents by June 1, 2014. The Company paid the fee of $100,000 in June 2014. Furthermore, the Agreement was modified in that we shall pay the Regents $25,000 for closing of Phase 1 clinical trial and $50,000 for closing of Phase 3 clinical trial. This amendment also stipulates that human clinical trials will commence no later than December 31, 2015. Management believes they will not commence human clinical trials before the expiration of our current license. While the Company will continue to use commercially reasonable efforts to achieve this milestone, the parties are engaged in discussions to amend the license agreement but there are no assurances that an agreement can be reached.

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

Recapitalization

We were incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Through a reverse merger in September 2014 (the “Merger”), the Company acquired its operating subsidiary Bone Biologics, Inc. Upon the consummation of the Merger, the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on March 9, 2004.

In connection with the Merger, the 5,000,000 outstanding shares of Common Stock of the Company prior to the Merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

Additionally, all of the issued and outstanding shares of Bone Biologics Inc.’s $0.0001 par value common stock converted into a combined total of 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,648,658 shares issuable upon the conversion of debt). In exchange, Bone Biologics, Inc. paid AFH, former majority shareholder of AFH Acquisition X, Inc., the principal sum of $590,000.

On June 11, 2015 our Form S-1 Registration Statement of 8,063,313 shares became effective. The Company will not receive any proceeds from the sale of these shares.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the Nell-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	% Change
Operating expenses
Research and development	$175,010	$133,457	31.14%
General and administrative	335,568	183,037	83.33%
Total operating expenses	510,578	316,494	61.32%

Loss from operations	(510,578)	(316,494)	61.32%

Other expense	-	(8,140)	(100.00)%
Interest expense, net	(380,225)	(102,935)	269.38%
Total other income/expense	(380,225)	(111,075)	242.31%

Loss before provision for income taxes	(890,803)	(427,569)	108.34%

Provision for income taxes	-	-	-

Net loss	$(890,803)	$(427,569)	108.34%

Research and Development

Our research and development expenses increased from $133,457 during the three months ended June 30, 2014 to $175,010 during the three months ended June 30, 2015. The $41,553 or 31.1% increase was primarily due to increases in development activities for our lead product Nell-1. We will continue to incur significant expenses for development activities for Nell-1. We incurred increased wages for our President and Chief Technology Officer who began serving the Company full-time in September 2014. We also incurred $51,735 of stock based compensation costs related to the issuance of stock options to our President and Chief Technology Officer during the three months ended June 30, 2015 compared to none in the three months ended June 30, 2014.

General and Administrative

Our general and administrative expenses increased from $183,037 during the three months ended June 30, 2014 to $335,568 during the three months ended June 30, 2015. The $152,531 or 83.3% increase was primarily due to increased expenses for legal, insurance and other fees related to becoming a public company and stock based compensation expense of our CFO totaling $16,971 during the three months ended June 30, 2015 compared to none in the three months ended June 30, 2014.

Interest Expense

Our net interest expense increased from $102,935 for the three months ended June 30, 2014 to $380,225 during the three months ended June 30, 2015. The $277,290 or 269.4% increase was related to the secured convertible note issuances in October 2014 and May 2015.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	% Change
Operating expenses
Research and development	$362,579	$183,111	98.01%
General and administrative	1,071,419	307,148	248.83%
Total operating expenses	1,433,998	490,259	192.50%

Loss from operations	(1,433,998)	(490,259)	192.50%

Other expense	-	(9,623)	(100.00)%
Interest expense, net	(1,097,024)	(250,533)	337.88%
Total other income/expense	(1,097,024)	(260,156)	321.68%

Loss before provision for income taxes	(2,531,022)	(750,415)	237.28%

Provision for income taxes	1,600	800	100.00%

Net loss	$(2,532,622)	$(751,215)	237.14%

Research and Development

Our research and development expenses increased from $183,111 during the six months ended June 30, 2014 to $362,579 during the six months ended June 30, 2015. The $179,468 or 98.0% increase was primarily due to increases development activities for our lead product Nell-1. We will continue to incur significant expenses for development activities for Nell-1. We incurred increased wages for our President and Chief Technology Officer who began serving the Company full-time in September 2014. We also incurred $103,470 of stock based compensation costs related to the issuance of stock options to our President and Chief Technology Officer during the six months ended June 30, 2015 compared to none in the six months ended June 30, 2014.

General and Administrative

Our general and administrative expenses increased from $307,148 during the six months ended June 30, 2014 to $1,071,419 during the six months ended June 30, 2015. The $764,271 or 248.8% increase was primarily due to increased expenses for legal, insurance and other fees related to becoming a public company and also attributable to amortization of the fair value of warrants issued to consultants totaling $324,532 and stock based compensation expense of our CFO totaling $33,940 during the six months ended June 30, 2015 compared to none in the six months ended June 30, 2014.

Interest Expense

Our net interest expense increased from $250,533 for the six months ended June 30, 2014 to $1,097,024 during the six months ended June 30, 2015. The additional interest of $846,491 or 337.9% was related to the secured convertible note issuances in October 2014 and May 2015 and warrants issued in February 2015.

Liquidity and Capital Resources

	June 30, 2015	December 31, 2014
	(unaudited)
Assets

Current assets
Cash	$3,166,562	$2,661,396
Prepaid expenses	88,767	89,517
Deferred financing fees	996,947	983,857
Other receivables – related party	150,000	75,000

Total current assets	4,402,276	3,809,770

Property and equipment, net	10,983	11,621

Total assets	$4,413,259	$3,821,391

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$43,141	$215,389
Note payable to related party	-	3,659,328

Total current liabilities	43,141	3,874,717

Note payable, net of debt discount	5,268,311	3,645,194

Total liabilities	5,311,452	7,519,911

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 29,239,156 and 24,269,047 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	29,239	24,269
Additional paid-in capital	13,643,107	8,315,128
Accumulated deficit	(14,570,539)	(12,037,917)

Total stockholders’ deficit	(898,193)	(3,698,520)

Total liabilities and stockholders’ deficit	$4,413,259	$3,821,391

We have no significant operating history and, from our inception to June 30, 2015, we have generated a net loss of approximately $14.5 million. The financial statements for the six months ended June 30, 2015 and 2014 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $5.6 million. The Company has no principal payment requirements for the next 12 months.

The Company will continue to incur significant expenses for development activities for our lead product Nell-1. The Company’s December 31, 2014 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2015 and 2014, have been prepared assuming the Company will continue as a going concern. In connection with the LOI (see financial statements Note 5), the Company closed on $2 million on May 4, 2015 and intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

As of June 30, 2015 and December 31, 2014, we had cash of $3,166,562 and $2,661,396, respectively. The Company secured a $2 million convertible note on May 4, 2015.

On October 24, 2014, the Company issued a Convertible Note in the amount of $5,000,000 to Hankey Capital. The Convertible Note matures on October 24, 2017 and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the Convertible Note into shares of the Company’s Common Stock at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. Simultaneously, the Company also issued a warrant to Hankey Capital for 3,955,697 shares of Common Stock at an exercise price per share of $1.58. The Warrant will expire on October 24, 2017. In connection with the Convertible Note and Warrant issuance, the Company also issued 6,329,114 shares of Common Stock in the name of Hankey Capital to be held as collateral. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal. Hankey Capital shall return the collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all collateral shares shall be returned and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the Convertible Note, if any.

On May 4, 2015, the Company issued a 2nd Convertible Note in the amount of $2,000,000 to Hankey Capital. The 2nd Convertible Note matures on May 4, 2018 and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the 2nd Convertible Note into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. Simultaneously, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58. The Warrant will expire on May 4, 2018. In connection with the 2nd Convertible Note and Warrant issuance, the Company also issued 2,531,646 shares of Common Stock in the name of Hankey Capital to be held as collateral. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal. Hankey Capital shall return the collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all collateral shares shall be returned and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the 2nd Convertible Note.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(2,532,622)	$(751,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,142	-
Accrued interest expense	105,669	162,493
Amortization of deferred financing costs	537,944	-
Debt discount amortization	275,317	91,111
Stock-based compensation	137,412	-
Warrants issued to consultants	324,532	-
Loss on sale of marketable securities	-	9,623
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(74,250)	1,767
Deferred financing costs	(185,000)	-
Advances due to related party	-	89,374
Accounts payable and accrued expenses	(84,474)	108,095

Net cash (used in) operating activities	(1,494,330)	(288,752)

Investing activities
Purchase of property and equipment	(504)	-
Proceeds from sale of marketable securities	-	37,377

Net cash provided by (used in) investing activities	(504)	37,377

Financing activities
Proceeds from issuance of notes payable	2,000,000	250,000

Net cash provided by (used in) financing activities	2,000,000	250,000

Net increase (decrease) in cash	505,166	(1,375)

Cash, beginning of period	2,661,396	1,538
Cash, end of period	$3,166,562	$163

Supplemental non-cash information
Issuance of warrants in connection with Notes Payable, net of amortization included above	$-	$104,798
Debt and accrued interest converted into Common Shares	$3,852,771	$-
Issuance of warrants in payment of financing fees	$-	$8,180
Note payable received in the form of investments	$-	$50,000
Interest paid	$240,767	$-
Taxes paid	$1,600	$800

Operating activities

In the six months ended June 30, 2015 and 2014, cash used in operating activities was $1,494,330 and $288,752 respectively, primarily due to our net losses of $2,532,622 and $751,215, respectively. Cash expenditures for the six months ended June 30, 2015 and 2014 increased primarily due to patent costs and professional fees as a result of Bone’s financing activities and costs of becoming a public entity.

During the six months ended June 30, 2015, cash used in operating activities for the net loss was partially offset by non-cash increases in accrued interest expense of $105,669, debt discount amortization of $275,317, debt financing costs amortization of $537,944, non-cash items of $324,532 and $137,412 related to the issuance of warrants and stock options. During the six months ended June 30, 2014, cash used in operating activities for the net loss was partially offset by accrued interest expense of $162,493, accrued expenses of $108,095, advances from related parties of $89,374, and debt discount amortization of $91,111.

Investing activities

In the six months ended June 30, 2015, cash used in investing activities of $504 was a purchase of equipment. In the six months ended June 30, 2014, cash provided by investing activities of $37,377 resulted from the sale of marketable securities which were received in lieu of cash for a bridge note with AFH.

Financing activities

During the six months ended June 30, 2015, cash provided by financing activities was from the issuance of a $2,000,000 convertible note issued in May 2015. During the six months ended June 30, 2014, cash provided by financing activities was from the issuance of $250,000 of bridge notes.

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

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2015, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls.

On September 19, 2014, we closed the Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Bone Biologics Inc., a privately held company, now constitute the financial statements and information of the Company. Because Bone Biologics Inc. was a privately held company prior to the Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Merger. The operations of Pre-Merger AFH Acquisition X, Inc., a publicly held company, were insignificant both before and after the Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company. Except for the continuing design and implementation of new processes and procedures following the Merger, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

On January 24, 2007, Bone entered into a Biopharmaceutic Services Agreement with Cytovance, Inc. (“Cytovance”) to provide certain services including the production of NELL-1 protein in mammallian cells. In January 2008, Bone terminated the agreement based upon Cytovance’s alleged breach of contract. On July 31, 2008, Cytovance commenced legal action in the District Court of Oklahoma County State of Oklahoma against Bone for breach of contract, but the action was subsequently dismissed as the parties had initially agreed contractually to resolve all disputes through mediation. Bone alleges that, as a result of Cytovance’s breach of contract, the company is owed more than $150,000 for damages. Bone has attempted to amicably resolve this matter with a settlement offer made on April 15, 2009 but the matter has remained unresolved without further communication. While we cannot currently estimate the ultimate impact of this matter, and currently believe that the outcome will not have a material impact on our liquidity or financial position, the ultimate outcome could have a material impact on our results of operations.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2015, MTF converted their New MTF Convertible Note in the amount of $3,659,328 plus accrued interest of $193,443 into 2,438,463 Common Shares of the Company.

On May 4, 2015, the Company issued a 2nd Convertible Note in the amount of $2,000,000 to Hankey Capital. The 2nd Convertible Note matures on May 4, 2018 and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the 2nd Convertible Note into shares of the Company’s Common Stock at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. Simultaneously, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58. The Warrant will expire on May 4, 2018. In connection with the Convertible Note and Warrant issuance, the Company also issued 2,531,646 shares of Common Stock in the name of Hankey Capital to be held as collateral. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal. Hankey Capital shall return the collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all the collateral shares shall be returned and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the 2nd Convertible Note.

The proceeds from this note will be used for general working capital.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Employment Agreements

Bone Biologics Corporation., a Delaware corporation (the “Company”) appointed Mr. Stephen R. La Neve, age 56, as the Company’s Chief Executive Officer and President, and Mr. Jeff Frelick, age 50, as the Company’s Chief Operating Officer, each to be effective on August 17, 2015 (the “Effective Date”).

Steve La Neve brings thirty years of health care experience, leadership and success to Life Science Enterprises. Prior to his current position, Steve held leadership roles in the device and diagnostic segments which include: CEO and president of Etex Corporation; president of Becton Dickinson’s Pre-Analytical Systems business; president of Medtronic’s $3.5b Spine and Biologics business; and president of Medtronic’s second largest country business unit, Medtronic Japan. He also served as senior vice president and executive vice president at Premier, one of the largest GPOs in the United States and ran the global Injection Systems business unit for Becton Dickinson. Additionally, Steve has held a number of commercial leadership roles at Becton Dickinson, Roche Diagnostics and E Merck Diagnostic Systems in sales, marketing, strategic planning and project management both in the US and outside the US. He serves on the board of directors for SkelRegen, LLC and Rapid Pathogen Screening, Inc. (RPS), and he consults for private equity companies in the medical device area. Steve holds a B.S. in Health Planning and Administration from the Pennsylvania State University, an M.B.A. from West Chester University, and is a member of the omicron delta epsilon honor society for academic excellence in economics.

Jeffrey Frelick is the COO of Life Science Enterprises, where he brings more than 25 years of med-tech experience. He spent the past 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks such as Canaccord Genuity, ThinkEquity and Lazard. Prior to becoming an equity research analyst, Jeff worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostics companies. He previously held sales and sales management positions at Becton Dickinson’s Primary Care Diagnostic Division after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Jeff received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

Pursuant to the employment agreement entered into between the Company and Mr. La Neve on June 8, 2015, the initial term of his employment shall begin on August 17, 2015 and continue for three years until August 16, 2018, which term will automatically be extended for successive one year periods, unless earlier terminated. Mr. La Neve shall receive a base salary in the gross amount of $500,000 per annum to be paid semi-monthly in equal installments. In addition, Mr. La Neve is eligible to earn a yearly bonus targeted at 70% of the base salary based on reasonably achievable key performance indicators established by Mr. La Neve, the Company’s Chief Operating Officer and the Board of Directors after consultation. On Mr. La Neve’s start date, he will receive an option to purchase 6% of the then outstanding shares of the Company’s common stock, at an exercise price that equals to the fair market price on the date of the grant. These options will vest annually over three (3) years such that they are vested in full on the third year anniversary of the employment agreement date, provided, that any stock option that is unvested on the date of termination shall be forfeited on such date of termination, subject to certain exceptions. If Mr. La Neve is terminated by the Company Without Cause, or by Non-Renewal Without Cause, or terminated for Good Reason (each as described in the employment agreement), Mr. La Neve shall receive a severance payment equivalent to one year of base salary, and shall also be eligible for a pro-rata annual bonus for the year of termination if the Board of Directors exercise its discretion to award such a bonus. All severance payments will be paid in equal installments over a one year period starting on the sixtieth day following the termination. The severance payment will be contingent upon Mr. La Neve’s execution of a full release of claims against the Company and a non-compete and non-solicitation agreement as provided in the employment agreement.

Pursuant to the employment agreement entered into between the Company and Mr. Frelick on June 8, 2015, the initial term of his employment shall begin on August 17, 2015 and continue for three years until August 16, 2018, which term will automatically be extended for successive one year periods, unless earlier terminated. Mr. Frelick shall receive a base salary in the gross amount of $300,000 per annum to be paid semi-monthly in equal installments. In addition, Mr. Frelick is eligible to earn a yearly bonus targeted at 50% of the base salary based on reasonably achievable key performance indicators established by Mr. Frelick, the Company’s Chief Executive Officer and the Board of Directors after consultation. On Mr. Frelick’s start date, he will receive an option to purchase 3% of the then outstanding shares of the Company’s common stock, at an exercise price that equals to the fair market price on the date of the grant. These options will vest annually over three (3) years such that they are vested in full on the third year anniversary of the employment agreement date, provided, that any stock option that is unvested on the date of termination shall be forfeited on such date of termination, subject to certain exceptions. If Mr. Frelick is terminated by the Company Without Cause, or by Non-Renewal Without Cause, or terminated for Good Reason (each as described in the employment agreement), Mr. Frelick shall receive a severance payment equivalent to one year of base salary, and shall also be eligible for a pro-rata annual bonus for the year of termination if the Board of Directors exercise its discretion to award such a bonus. All severance payments will be paid in equal installments over a one year period starting on the sixtieth day following the termination. The severance payment will be contingent upon Mr. Frelick’s execution of a full release of claims against the Company and a non-compete and non-solicitation agreement as provided in the employment agreement.

The foregoing description of the employment agreements with Mr. La Neve and Mr. Frelick is not purported to be complete and is qualified in its entirety by reference to the complete text of such employment agreements attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively.

There are no family relationships between any of Mr. La Neve and Mr. Frelick, and any director or executive officer of the Company. There have been no related party transactions between the Company and Mr. La Neve or Mr. Frelick. There are no arrangements or understandings between Mr. La Neve or Mr. Frelick and any other persons pursuant to which they were elected.

AFH Revised Milestone Side Letter Agreement

On August 11, 2015 the Company entered into the Letter Agreement, by and between, Bone Biologics Corporation and AFH to amend the Side Letter Agreement, dated September 7, 2014 (the “Letter Agreement”), by and among Bone Biologics (formerly known as Bone Biologics, Inc.) MTF and AFH. Pursuant to the Letter Agreement, AFH and MTF are each entitled to receive shares of the Company equal to and not to exceed 2.5% of the fully diluted shares of the Company at the time of the completion of the Milestone Targets (“Milestone Shares”). The Milestone Targets have not been met. The Company used commercially reasonably best efforts in pursuit of performance under the Letter Agreement even though the milestones were not achieved, but notwithstanding, desires (and believes it is in the best interest of the Company’s stockholders) to issue such equity, Eight Hundred Sixty Seven Thousand One Hundred Sixty-Three (867,163) Common Shares, to AFH so long as AFH forfeits any rights or claims to receive the Milestone Shares under the Letter Agreement.

MTF Revised Milestone Side Letter Agreement

On August 11, 2015 the Company entered into the Letter Agreement, by and between, Bone Biologics Corporation and MTF to amend the Side Letter Agreement, dated September 7, 2014 (the “Letter Agreement”), by and among Bone Biologics Corporation (formerly known as Bone Biologics, Inc., the “Company”), Musculoskeletal Transplant Foundation (“MTF”) and AFH. Pursuant to the Letter Agreement, AFH and MTF are each entitled to receive shares of the Company equal to and not to exceed 2.5% of the fully diluted shares of the Company at the time of the completion of the Milestone Targets (“Milestone Shares”). The Milestone Targets have not been reached, and in consideration for the support and cooperation of MTF in trying to reach the Milestone Targets and the closing of certain financings, including the conversion of debt by MTF in order to facilitate certain financings, the Company hereby authorizes the issuance of Company Common Shares to MTF in the amount of 2.5% of the fully diluted shares, Eight Hundred Sixty Seven Thousand One Hundred Sixty-Three (867,163) Common Shares, of the Company as of the date hereof.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	State of Delaware - Certificate of Amendment of Certificate of Incorporation.

10.1*+	Employment Agreement, dated June 8, 2015, by and between Stephen R. La Neve and Bone Biologics Corporation.

10.2*+	Employment Agreement, dated June 8, 2015, by and between Jeff Frelick and Bone Biologics Corporation.

10.3*	AFH Revised Milestone Side Letter Agreement, dated August 12, 2015, by and between AFH Holding & Advisory, LLC and Bone Biologics Corporation.

10.4*	Musculoskeletal Transplant Foundation Revised Milestone Side Letter Agreement, dated August 11, 2015, by and between AFH Holding & Advisory, LLC and Bone Biologics Corporation.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2015.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2015.

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

+ Designates management contracts and compensation plans.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 14, 2015	By:	/s/ Michael Schuler
	Name:	Michael Schuler
	Title:	Chief Executive Officer and a Duly Authorized Officer

