Form 10-Q
period 2015-09-30
Bone Biologics Corp
filed 2015-11-16
CIK 1419554

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-53078

Bone Biologics Corporation

(Exact name of registrant as specified in its charter)

Delaware	42-1743430
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

321 Columbus Ave., Boston, MA 02116

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

[  ] Yes [X] No

As of November 14, 2015, there were 32,078,972 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets

Current assets
Cash	$2,126,137	$2,661,396
Prepaid expenses	154,892	89,517
Deferred financing fees	935,110	983,857
Other receivables – related party	75,000	75,000

Total current assets	3,291,139	3,809,770

Property and equipment, net	10,413	11,621

Total assets	$3,301,552	$3,821,391

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$58,191	$215,389
Note payable to related party	-	3,659,328

Total current liabilities	58,191	3,874,717

Note payable, net of debt discount	5,442,203	3,645,194

Total liabilities	5,500,394	7,519,911

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 31,163,358 and 24,269,047 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	31,163	24,269
Additional paid-in capital	15,703,556	8,315,128
Accumulated deficit	(17,933,561)	(12,037,917)

Total stockholders’ deficit	(2,198,842)	(3,698,520)

Total liabilities and stockholders’ deficit	$3,301,552	$3,821,391

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	302,662	256,464	665,241	439,575
General and administrative	2,665,788	600,140	3,737,207	907,288
Transaction costs	-	877,776	-	877,776

Total operating expenses	2,968,450	1,734,380	4,402,448	2,224,639

Loss from operations	(2,968,450)	(1,734,380)	(4,402,448)	(2,224,639)

Other expenses
Other expense	-	-	-	(9,623)
Interest expense, net	(387,332)	(877,704)	(1,484,356)	(1,128,238)

Total other expenses	(387,332)	(877,704)	(1,484,356)	(1,137,861)

Loss before provision for income taxes	(3,355,782)	(2,612,084)	(5,886,804)	(3,362,500)

Provision for income taxes	7,240	800	8,840	1,600

Net loss	$(3,363,022)	$(2,612,884)	$(5,895,644)	$(3,364,100)

Weighted average shares outstanding – basic and diluted	30,225,344	12,795,614	27,332,217	11,559,759

Loss per share – basic and diluted	$(0.11)	$(0.20)	$(0.21)	$(0.29)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(5,895,644)	$(3,364,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,712	-
Accrued interest expense	105,669	329,297
Amortization of deferred financing costs	599,781	-
Debt discount amortization	449,209	363,543
Stock-based compensation	829,667	148,334
Warrants issued with Line of Credit	-	520,487
Warrants issued to consultants	324,532	301,833
Loss on sale of marketable securities	-	9,623
Shares issued for services	1,370,118	-
Transaction costs financed through notes payable	-	590,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65,375)	6,768
Deferred financing costs	(185,000)	-
Advances due to related party	-	98,875
Accounts payable and accrued expenses	(69,424)	150,050

Net cash (used in) operating activities	(2,534,755)	(845,290)

Investing activities
Purchase of property and equipment	(504)	-
Proceeds from sale of marketable securities	-	37,377

Net cash (used in) provided by investing activities	(504)	37,377

Financing activities
Proceeds from the issuance of common stock	-	480,000
Repayment of debt	-	(265,812)
Proceeds from issuance of notes payable - related party	-	357,200
Proceeds from issuance of notes payable	2,000,000	250,000

Net cash provided by financing activities	2,000,000	821,388

Net increase (decrease) in cash	(535,259)	13,475

Cash, beginning of period	2,661,396	1,538
Cash, end of period	$2,126,137	$15,013

Supplemental non-cash information
Issuance of warrants in connection with Notes Payable, net of amortization included above	$-	$248,744
Related Party Debt and accrued interest converted into Common Shares	$3,852,771	$-
Issuance of warrants in payment of financing fees	$-	$21,738
Note payable received in the form of investments	$-	$50,000
Interest paid	$392,943	$-
Taxes paid	$8,840	$1,600

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

Going Concern and Liquidity

The Company has no significant operating history and, since inception to September 30, 2015, has generated a net loss of approximately $17.9 million. The Company will continue to incur significant expenses for development activities for their lead product Nell-1. Operating expenditures for the next twelve months are estimated at $5.8 million. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2015 have been prepared assuming the Company will continue as a going concern. In connection with the LOI (See Note 5), management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014. The results of the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the nine months ended September 30, 2015.

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

As a result, the deferred financing cost as of December 31, 2014 was $983,857. During the nine months period ended September 30, 2015, the Company incurred and capitalized $551,034 related cost due to the May 2015 financing. As of September 30, 2015, the deferred financing cost was $935,110. Amortization of deferred financing costs was $599,781 and none for the nine months ended September 30, 2015 and 2014, respectively.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at September 30, 2015 and December 31, 2014.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of September 30, 2015 and December 31, 2014.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Warrants	9,621,235	2,941,185
Stock options	4,179,764	583,059
Convertible promissory notes	4,430,380	3,666,669
	18,231,379	7,190,913

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

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

In September 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Topic 205-40),” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard for the fiscal year ending December 31, 2014.

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

3. Property and Equipment

Property and equipment consist of the following at:

	September 30, 2015	December 31, 2014

Furniture and equipment	$12,405	$11,901
Less accumulated depreciation	(1,992)	(280)
	$10,413	$11,621

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $1,712 and $-0-, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014

Interest expense	$-	$87,774
Accounts payable	56,253	119,776
Payroll liabilities	1,938	7,839
	$58,191	$215,389

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

Consummation of Bridge Financings (“Closing I”)

In April 2013 and September 2013, the Company’s Board approved the Company to borrow up to an aggregate principal amount of $300,000 (the “April Bridge Financing”) and $250,000 (the “September Bridge Financing”) pursuant to the sale and issuance of convertible promissory notes and warrants to purchase common stock of the Company (collectively, the “Bridge Financings”). The note accrues interest at a rate of 12% per year and is payable each quarter. A warrant to purchase the Company’s common stock equal to 50% of the original principal amount at $1.00 per share was issued to each Bridge Financing participant. Principal and unpaid accrued interest may be converted into equity securities issued in the Company’s next equity financing in an aggregate amount of at least $2.5 million at a price equal to the price paid by investors in the next equity financing. On April 29, 2013 and on September 5, 2013, the Company borrowed $100,000 from MTF and $100,000 from Orthofix, Corp. (“Orthofix”), respectively, under the April Bridge Financing. In September 2013, the Company borrowed $50,000 from AFH under the April Bridge Financing. In October 2013, the Company borrowed an additional $150,000 from Orthofix under the September Bridge Financing.

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

On October 22, 2013, the Exclusive License Agreement was amended. The following additional fees will be due to UCLA: i) 2% of the amount raised in the Private Placement or, if the Private Placement did not close or was less than $2.5 million then a fee of $100,000 was due and payable by September 1, 2014, ii) $25,000 due upon closing of Phase 1 clinical trial and iii) $50,000 due upon closing of Phase 3 clinical trial. The Company paid the fee of $100,000 in September 2014. Furthermore, the Agreement was modified in that we shall pay the Regents $25,000 for closing of Phase 1 clinical trial and $50,000 for closing of Phase 3 clinical trial. This amendment also stipulates that human clinical trials will commence no later than December 31, 2015. Management believes they will not commence human clinical trials before the expiration of our current license. While the Company will continue to use commercially reasonable efforts to achieve this milestone, the parties are engaged in discussions to amend the license agreement but there are no assurances that an agreement can be reached.

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

6. Notes Payable to Related Party

As of September 30, 2015 and December 31, 2014, the Company’s notes outstanding, with MTF a related party, consisted of the following:

Note Type	Issue Date	Maturity Date	Interest Rate	September 30, 2015	December 31, 2014

New MTF Convertible Promissory Note	9/19/14	3/31/15	8.5%	-0-	3,747,102

Less: Accrued interest expense				-0-	87,774
Notes payable to related party				$-0-	$3,659,328

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

Whenever the Company proposes to register any of its securities under the Securities Act of 1933, as amended (the “Securities Act”)(other than pursuant to a demand registration under the Registration Rights Agreement) and the registration form to be used may be used for the registration of any registrable shares, the Company will give prompt written notice to all holders of the registrable shares of its intention to effect such a registration and will include in such registration all registrable shares (in accordance with the priorities set forth in the Registration Rights Agreement) with respect to which the Company has received written requests for inclusion within fifteen (15) days after the delivery of the Company’s notice. Pursuant to Registration Rights Agreement, holders of registrable shares and the Company agree not to effect any public sale or distribution of equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the nine (6) months following, the effective date of the Company’s merger with Bone Biologics, Inc. on September 19, 2014.

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

The total debt discount costs related to our outstanding debt for the nine months ended September 30, 2015 and 2014, was $449,209 and $363,543, respectively. These costs were amortized to interest expense. The unamortized debt discount at September 30, 2015 was $1,557,797. The cost is expected to be recognized over a period of 2.25 years. The unamortized debt discount at December 31, 2014 was $1,354,806.

Note Type	Issue Date	Maturity Date	Interest Rate	September 30, 2015	December 31, 2014

Secured Convertible Note	10/24/14	10/24/17	8.5%	5,000,000	5,000,000

2nd Secured Convertible Note	5/4/15	5/4/18	8.5%	2,000,000	-0-
				7,000,000	5,000,000
Less: Debt discount				1,557,797	1,354,806
Net Notes payable				$5,442,203	$3,645,194

8. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2015 and December 31, 2014, the Company had an aggregate of 31,163,358 shares and 24,269,047 shares of common stock outstanding, respectively.

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

AFH is clawing back 2.5% (or 867,163 shares) of the fully diluted shares (“Claw-Back Rights shares”) as of August 11, 2015, that were previously cancelled. These Claw-Back Rights shares follow the characteristics of the shares issued in connection with the original merger. The milestone provision originally contemplated that the shares issued would serve as additional inducement to AFH to be party to the merger. The parties subsequently agreed that the original milestone provisions would no longer be applicable and therefore the previously cancelled shares were reinstated. The Company recorded these shares as if they were part of the original recapitalization and accordingly there is no expense associated with this transaction with the effect being a reclassification of the reinstated shares.

MTF Revised Milestone Side Letter Agreement

On August 11, 2015 the Company entered into the Letter Agreement, by and between, Bone Biologics Corporation and MTF to amend the Side Letter Agreement, dated September 7, 2014 (the “Letter Agreement”), by and among Bone Biologics Corporation (formerly known as Bone Biologics, Inc., the “Company”), Musculoskeletal Transplant Foundation (“MTF”) and AFH. Pursuant to the Letter Agreement, AFH and MTF are each entitled to receive shares of the Company equal to and not to exceed 2.5% of the fully diluted shares of the Company at the time of the completion of the Milestone Targets (“Milestone Shares”). The Milestone Targets have not been reached, and in consideration for the support and cooperation of MTF in trying to reach the Milestone Targets and the closing of certain financings, including the conversion of debt by MTF in order to facilitate certain financings, the Company hereby authorizes the issuance of Company Common Shares to MTF in the amount of 2.5% of the fully diluted shares, Eight Hundred Sixty Seven Thousand One Hundred Sixty-Three (867,163) Common Shares, of the Company as of the date hereof. The Company recognized $1,370,118 as general and administrative expense.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Warrants

As of September 30, 2015, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date

2006	$0.17	60,920	October 31, 2016
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,955,697	October 23, 2017
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2018

Total warrants at September 30, 2015		9,621,235	3.06 years

Agent Warrants

The Company’s engagement with Forefront expired without renewal on February 15, 2015. Under the agreement, Forefront or its designees received the following warrant (“Agency Warrant”). Such Agent Warrant was issued at the closing of the Private Placement and provided, among other things, that the Agent Warrant shall: (i) be exercisable at the price of the securities (or the exercise price of the securities) issued to the investors in the offering, (ii) expire five (5) years from the date of issuance, (iii) include customary registration rights, including the registration rights provided to the Investors, (iv) contain provisions for cashless exercise and (v) include such other terms that are normal and customary for warrants of this type. In addition, Forefront or its designees received an additional warrant (“Advisory Warrant”) equal to 2.0% of the Company’s post-merger and financing fully diluted shares outstanding upon the closing of $2.5 million of investors on which Forefront is eligible to receive compensation.

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

No common stock warrants were exercised or expired during the nine months period September 30, 2015 and 2014.

9. Stock-based Compensation

2014 Stock Option Plan

The Company has 3,856,350 shares of Common Stock authorized and reserved for issuance under our 2014 Stock Option Plan for option awards. 2,642,898 shares of our Common Stock had been initially authorized and on August 11, 2015 our Board authorized an increase of 1,213,452 options awards under the plan. This reserve may be increased by the Board on January 1, 2015 and each subsequent anniversary through January 1, 2024 by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2014 Stock Option Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2014 Stock Option Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2014 Stock Option Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2014 Stock Option Plan.

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

During the nine months ended September 30, 2015 and 2014, the Company had stock-based compensation expenses of $829,667 and $148,334, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. Stock-based compensation for the nine months ended September 30, 2015 related to the issuance of stock options was $529,667. Stock-based compensation for the nine months ended September 30, 2015 related to the issuance of shares was $300,000.

The Company granted options in excess of the Stock Plan reserve. There are grants of stock options to acquire an aggregate of 323,414 shares of the Company’s common stock, which options are contingent upon stockholder approval of a proposed 3,000,000 increase in the option pool under the Stock Plan.

The Company is obligated to issue the options either through the qualified plan or as non-qualified if the shareholders do not approve the increase in the Stock Plan therefore the Company has recorded the options and related costs upon the issuance date.

A summary of stock option activity for the nine months ended September 30, 2015, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2014
Granted – 2014	757,977	$1.00	7.69	-
Forfeited – 2014	-	-	-	-
Exercised – 2014	-	-	-	-
Outstanding as of January 1, 2015	757,977	$1.00	7.44	-
Granted – 2015	3,421,787	1.58	10.00	-
Forfeited – 2015	-	-	-	-
Exercised – 2015	-	-	-	-
Outstanding as of September 30, 2015	4,179,764	$1.47	9.40	-

Date Issued	Exercise Price	Number of Shares	Expiration date

September 2014	$1.00	583,059	September 18, 2021
November 2014	$1.00	174,918	November 3, 2024
August 2015	$1.58	3,121,787	August 16, 2025
September 2015	$1.58	300,000	September 18, 2025

Total options at September 30, 2015		4,179,764

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the nine months ended September 30, 2015 or the year ended December 31, 2014.

There were 3,421,787 options issued during the nine months ended September 30, 2015. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

There were 189,876 shares issued during the nine months ended September 30, 2015 per our director’s compensation agreement.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2015 are as follows:

September 30, 2015
Risk free interest rate	0.97%-1.07%
Expected life (in years)	6
Expected Volatility	113.08%-113.96%
Expected dividend yield	0%

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the changes in the Company’s non-vested options during the nine months ended September 30, 2015, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at January 1, 2014	-	-	-
Granted in 2014	757,977	$0.73
Vested in 2014	256,508	$0.73	-
Non-vested at January 1, 2015	501,469	$0.73	-
Granted in 2015	3,421,787	$1.33	-
Vested in nine months ended September 30, 2015	192,429	$0.73	-
Non-vested at September 30, 2015	3,730,827	$1.29	-
Exercisable at September 30, 2015	448,937	$0.73	-
Outstanding at September 30, 2015	4,179,764	$1.22	-

As of September 30, 2015, total unrecognized compensation cost related to unvested stock options was $4,333,457. The cost is expected to be recognized over a weighted average period of 1.91 years.

2015	2016	2017	2018
$724,254	$2,299,586	$988,703	$320,914

10. Income Taxes

The Company’s effective tax rate is 0% for income tax for the nine months ended September 30, 2015 and the Company expects that its effective tax rate for the full year 2015 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

11. Related Party Transactions

Starting in September 2006, the Company entered into a series of consulting agreements with one of its stockholders whom previously served as Chairman, President and CEO of the Company. The Company paid $75,000 and $90,000, for the nine months ended September 30, 2015 and 2014, respectively, in consulting fees to this related party.

On September 19, 2014, the Company granted the consultant warrants to purchase up to 3% of the Company’s fully diluted shares of Common Stock outstanding as of the date of closing of the Merger totaling 699,671 shares of Common Stock of at a strike price of $1.00 per share, with a 7 year term to a consultant. The warrant will vest over a two year period from the effective date, with 33.33% of the shares subject to the warrant becoming vested and exercisable on the date that the consulting agreement is executed, 33.33% of the shares subject to the option becoming vested and exercisable on the date that is twelve (12) months after the effective date, and 33.34% of the shares subject to the warrant vesting and becoming exercisable on the date that is twenty four (24) months after the effective date. The initial fair value of the warrant was estimated at an aggregate value of $614,049, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 113.7%, risk-free interest rate of 2.29%, contractual term of 7 years and dividend yield of 0%. The fair value on the warrant was recorded as general and administrative expense and amortized over the term of the agreement. As of September 30, 2015, all costs associated with the warrants were recognized.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

On February 29, 2015, the Company terminated the consulting contract. As per the contract, the consultant was provided a ninety (90) day notice and all warrants issued became fully vested.

In September 2014, the Company entered into a consulting agreement with MTF, which has agreed to provide the services of Mr. Michael Schuler to the Company as a contractor. Pursuant to the agreement, Mr. Schuler will serve as the Company’s Interim Chief Executive Officer for a period of 6 months. The agreement shall automatically renew for successive three (3) month periods unless either party provides written notice to the other party at least 10 days in advance of the renewal term of its decision not to renew the term. The agreement is intended to be temporary in nature and will cease once the Company retains a permanent Chief Executive Officer. There are no payments due to MTF or Mr. Schuler with respect to any change in control of the Company or termination of the consulting agreement. For the nine months ended September 30, 2015, the Company recognized $112,500 of expense related to this contract.

On August 17, 2015, the Company appointed Steven R. LaNeve as our full-time Chief Executive Officer and our agreement with MTF for the services of Mr. Schuler concluded.

See Note 6 for related party notes payable to MTF.

12. Employment Agreements

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

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

Pursuant to the employment agreement entered into between the Company and Mr. La Neve on September 8, 2015, the initial term of his employment began on August 17, 2015 and will continue for three years until August 16, 2018, which term will automatically be extended for successive one year periods, unless earlier terminated. Mr. La Neve shall receive a base salary in the gross amount of $500,000 per annum to be paid semi-monthly in equal installments. In addition, Mr. La Neve is eligible to earn a yearly bonus targeted at 70% of the base salary based on reasonably achievable key performance indicators established by Mr. La Neve, the Company’s Chief Operating Officer and the Board of Directors after consultation. On Mr. La Neve’s start date, he received an option to purchase 6% of the then outstanding shares of the Company’s common stock, at an exercise price that equals to the fair market price on the date of the grant. These options will vest annually over three (3) years such that they are vested in full on the third year anniversary of the employment agreement date, provided, that any stock option that is unvested on the date of termination shall be forfeited on such date of termination, subject to certain exceptions. If Mr. La Neve is terminated by the Company without cause, or by non-renewal without cause, or terminated for good reason (each as described in the employment agreement), Mr. La Neve shall receive a severance payment equivalent to one year of base salary, and shall also be eligible for a pro-rata annual bonus for the year of termination if the Board of Directors exercise its discretion to award such a bonus. All severance payments will be paid in equal installments over a one year period starting on the ninetieth day following the termination. The severance payment will be contingent upon Mr. La Neve’s execution of a full release of claims against the Company and a non-compete and non-solicitation agreement as provided in the employment agreement.

Pursuant to the employment agreement entered into between the Company and Mr. Frelick on September 8, 2015, the initial term of his employment began on August 17, 2015 and willcontinue for three years until August 16, 2018, which term will automatically be extended for successive one year periods, unless earlier terminated. Mr. Frelick shall receive a base salary in the gross amount of $300,000 per annum to be paid semi-monthly in equal installments. In addition, Mr. Frelick is eligible to earn a yearly bonus targeted at 50% of the base salary based on reasonably achievable key performance indicators established by Mr. Frelick, the Company’s Chief Executive Officer and the Board of Directors after consultation. On Mr. Frelick’s start date, he received an option to purchase 3% of the then outstanding shares of the Company’s common stock, at an exercise price that equals to the fair market price on the date of the grant. These options will vest annually over three (3) years such that they are vested in full on the third year anniversary of the employment agreement date, provided, that any stock option that is unvested on the date of termination shall be forfeited on such date of termination, subject to certain exceptions. If Mr. Frelick is terminated by the Company without cause, or by non-renewal without cause, or terminated for good reason (each as described in the employment agreement), Mr. Frelick shall receive a severance payment equivalent to one year of base salary, and shall also be eligible for a pro-rata annual bonus for the year of termination if the Board of Directors exercise its discretion to award such a bonus. All severance payments will be paid in equal installments over a one year period starting on the ninetieth day following the termination. The severance payment will be contingent upon Mr. Frelick’s execution of a full release of claims against the Company and a non-compete and non-solicitation agreement as provided in the employment agreement.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

13. Subsequent Events

Founders Agreement

Bone Biologics Corporation (the “Company”) entered into a letter agreement (the “Letter Agreement”), effective October 2, 2015, with each of Dr. Chia Soo (who currently serves as a director of the Company), Dr. Eric Kang Ting and Dr. Ben Wu (who currently serves as a director of the Company) (collectively, the “Founders”). Pursuant to the Letter Agreement, the Founders agree to deliver to the Company all past work product and past data related to Nell-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted by the University of California and in exchange the Company agrees to the future issuance of an aggregate of 1,153,846 shares of the Company’s common stock, par value $0.001 per share, (the “Shares”). The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement). The Letter Agreement also provides the Shares with certain piggyback registration rights upon the occurrence of an equity financing by the Company.

The Letter Agreement related to past work product and past data and therefore will be expensed as research and development costs upon the effective date.

AFH Consulting Services

On October 28, 2015, the Registrant agreed (i) to issue a total of 915,614 shares of common stock of the Registrant (the “Shares”) and warrants to purchase 158,229 shares of common stock of the Registrant (the “Warrants”) and (ii) to make a payment of $275,000. The Warrants have an exercise price of $1.58. The shares were issued and the payment was made to AFH Holding & Advisory, LLC (“AFH”) as payment for advisory services rendered to the Company. Mr. Amir Heshmatpour is the controlling party of AFH and an affiliate and board observer of the Registrant.

Boden Consulting Agreement

Effective November 13, 2015, Bone Biologics Corporation appointed Scott D. Boden, MD as Chief Medical Advisor. The Company and Dr. Boden have entered into an Independent Contractor Agreement.

Dr. Boden is a tenured Professor of Orthopaedic Surgery at the Emory University School of Medicine and serves as the Director of the Emory Orthopaedics & Spine Center, Vice Chair of Orthopaedics, CMO/CQO of The Emory University Orthopaedics & Spine Hospital, and Emory Healthcare Physician Director of Strategy and Development for Orthopaedics & Spine Programs. He is also the Clinical Director of the Whitesides Orthopaedic Research Laboratory.

In exchange for the services to be rendered by Consultant hereunder, Company shall issue Consultant a stock option to purchase 1,174,816 shares of the Company's common stock, which as of the effective date corresponds to approximately 2.75% of the Company's fully diluted shares outstanding. Such stock option shall have a term of ten (10) years, and all shares shall vest on the date that is the fourth (4th) year anniversary of the date of issuance of such stock option, subject to the terms of the Company's Equity Incentive Plan. Notwithstanding the foregoing, (i) in the event of a termination of this Agreement by the Company without cause pursuant to Section 4.2, or by Consultant with or without cause pursuant to Section 4.3 and Section 4.2, respectively, a pro-rated portion of the shares issuable pursuant to the stock option (based on the number of months that have then elapsed from the effective date, divided by 48 months) shall, at the option of the Consultant, immediately vest, and (ii) in the event of a change of control of the Company prior to a termination of the Agreement, all shares issuable pursuant to the stock option shall, at the option of the Consultant, immediately vest. For the purposes of the Agreement, the term “Change in Control” means a merger, reorganization or consolidation involving Company in which the voting securities of Company outstanding immediately prior thereto cease to represent at least fifty percent (50%) of the combined voting power of the surviving entity immediately after such merger, reorganization or consolidation. The exercise price per share for the issued stock option will be One Dollar and Fifty Eight Cents ($1.58), or, if greater, the fair market value per share of the Company's common stock as of the date of grant, as determined by the Board of Directors of the Company. Consultant shall have the right to forfeit the stock option at any time prior to exercise upon written notice to the Company.

Walsh Employment Agreement

On November 9, 2015, the Board of Directors of Bone Biologics Corporation (the “Company”) appointed Deina H. Walsh, age 51, to a full-time position as Chief Financial Officer (“CFO”) and principal accounting officer of the Company effective as of December 1, 2015. Ms. Walsh will provide services as CFO pursuant to an employment agreement effective December 1, 2015 (the “Employment Agreement”).

Ms. Walsh is a certified public accountant and founded DHW CPA, PLLC a Public Companies Accounting Oversight Board (PCAOB) registered firm since 2014. Prior to forming her firm, Ms. Walsh has 13 years at a public accounting firm where as a partner she was actively responsible for leading firm audit engagements of publicly held entities in accordance with PCAOB standards and compliance with SEC regulations, including internal control requirements under section 404 of the Sarbanes-Oxley Act. Ms. Walsh had a global client base including entities throughout the United States, Canada and China. These entities encompass a diverse range of industries including manufacturing, wholesale, life sciences, pharmaceuticals, and technology. Her experience includes work with start-up companies and well-established operating entities. She has assisted many entities seeking debt and equity capital. Areas of specialty include mergers, acquisitions, reverse mergers, consolidations, complex equity structures, foreign currency translations and revenue recognition complexities. Ms. Walsh has an Associates of Science Degree in Business Administration from Monroe Community College and a Bachelor of Science Degree in Accounting from the State University of New York at Brockport.

Under the terms of the Employment Agreement, Ms. Walsh will serve as the Company’s full-time Chief Financial Officer at-will and not for any specified period and may be terminated at any time with or without cause. Her base salary will be $200,000. During each calendar year beginning in 2016, Ms. Walsh shall be eligible to earn an annual target bonus of thirty-five percent (35%) of her base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the board of directors, or any compensation committee thereof, (after considering any input or recommendations from Ms. Walsh) within sixty (60) days following the beginning of each calendar year during Ms. Walsh’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Ms. Walsh must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than thirty-five percent (35%) of Ms. Walsh’s base salary.

Mr. Walsh is entitled to purchase 465,795 shares of Common Stock of the Company as of the date of the grant on the condition that i) the exercise price will be the current market price on the date of the grant; and ii) 155,265 of the shares underlying the grant shall vest on the first anniversary of the execution of the Letter Agreement, 155,265 of the shares underlying the grant shall vest on the second anniversary of the execution of the Letter Agreement and 155,265 of the shares underlying the grant shall vest on the third anniversary of the Letter Agreement. Any portion of the stock option grant that is unvested on the date of her termination shall be forfeited on such date of termination except: (i) in the case of termination by the Company without cause; and (ii) upon a change in control (as defined in the equity incentive plan) of the Company, which shall result in the immediate accelerated vesting of all options granted but unvested under the letter agreement as of (i) or (ii). such options shall be subject to the terms of the equity incentive plan and stock option agreements which shall be entered into at a later mutually agreed-upon date to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, she shall be provided an opportunity to invest in the Company such that her interest, at her option, remains un-diluted or partially diluted.

The Company has evaluated subsequent events through November 14, 2015, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

By a subsequent eighth amendment to the Regents’ License entered into on October 22, 2013, the parties agreed that we are obligated to pay a milestone fee of 2.0% of the amount raised from the Private Placement (See financial statement Note 5). Additionally, if the Private Placement does not close or is less than $2.5 million, then a fee of $100,000 will be due and paid to the Regents by September 1, 2014. The Company paid the fee of $100,000 in September 2014. Furthermore, the Agreement was modified in that we shall pay the Regents $25,000 for closing of Phase 1 clinical trial and $50,000 for closing of Phase 3 clinical trial. This amendment also stipulates that human clinical trials will commence no later than December 31, 2015. Management believes they will not commence human clinical trials before the expiration of our current license. While the Company will continue to use commercially reasonable efforts to achieve this milestone, the parties are engaged in discussions to amend the license agreement but there are no assurances that an agreement can be reached.

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

On September 11, 2015 our Form S-1 Registration Statement of 8,063,313 shares became effective. The Company will not receive any proceeds from the sale of these shares.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the Nell-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% Change
Operating expenses
Research and development	$302,662	$256,464	18.01%
General and administrative	2,665,788	600,140	344.19%
Transaction costs	-	877,776	(100.00)%
Total operating expenses	2,968,450	1,734,380	71.15%

Loss from operations	(2,968,450)	(1,734,380)	71.15%

Other expense	-	-	-
Interest expense, net	(387,332)	(877,704)	(55.87)%
Total other income/expense	(387,332)	(877,704)	(55.87)%

Loss before provision for income taxes	(3,355,782)	(2,612,084)	28.47%

Provision for income taxes	7,240	800	804.98%

Net loss	$(3,363,022)	$(2,612,884)	28.71%

Research and Development

Our research and development expenses increased from $256,464 during the three months ended September 30, 2014 to $302,662 during the three months ended September 30, 2015. The $46,198 or 18.01% increase was primarily due to increases in development activities for our lead product Nell-1. We will continue to incur significant expenses for development activities for Nell-1. We also incurred a decrease of stock based compensation costs from $148,334 during the three months ended September 30, 2014 to $47,577 during the three months ended September 30, 2015.

General and Administrative

Our general and administrative expenses increased from $600,140 during the three months ended September 30, 2014 to $2,665,788 during the three months ended September 30, 2015. The $2,065,648 or 344.19% increase was primarily due to the issuance of shares for the MTF Revised Milestone Side Letter Agreement totaling $1,370,118, increased wages and issuance of stock options to our new Chief Executive Officer and Chief Operating Officer and the issuance of options and shares to our directors during the three months ended September 30, 2015. None of these costs were incurred during the three months ended September 30, 2014.

Transaction Costs

Transaction costs are expenses associated with our recapitalization in September 2014 which include accounting, legal and other professional services and the $590,000 fee paid to AFH Holding & Advisory.

Interest Expense

Our net interest expense decreased from $877,704 for the three months ended September 30, 2014 to $387,332 during the three months ended September 30, 2015. The $490,372 or 55.87% decrease was related to a non-cash charge for warrants issued in connection with a short term line of credit secured in 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% Change
Operating expenses
Research and development	$665,241	$439,575	51.34%
General and administrative	3,737,207	907,288	311.91%
Transaction costs	-	877,776	(100.00)%
Total operating expenses	4,402,448	2,224,639	97.89%

Loss from operations	(4,402,448)	(2,224,639)	97.89%

Other expense	-	(9,623)	(100.00)%
Interest expense, net	(1,484,356)	(1,128,238)	31.56%
Total other income/expense	(1,484,356)	(1,137,861)	30.45%

Loss before provision for income taxes	(5,886,804)	(3,362,500)	75.07%

Provision for income taxes	8,840	1,600	452.50%

Net loss	$(5,895,644)	$(3,364,100)	75.25%

Research and Development

Our research and development expenses increased from $439,575 during the nine months ended September 30, 2014 to $665,241 during the nine months ended September 30, 2015. The $225,666 or 51.34% increase was primarily due to increases in development activities for our lead product Nell-1. We will continue to incur significant expenses for development activities for Nell-1. Additionally we incurred increased wages over the prior year for our Chief Technology Officer who became full-time in September 2014.

General and Administrative

Our general and administrative expenses increased from $907,288 during the nine months ended September 30, 2014 to $3,737,207 during the nine months ended September 30, 2015. The $2,829,919 or 311.91% increase was primarily due to the issuance of shares for the MTF Revised Milestone Side Letter Agreement totaling $1,370,118, increased wages and issuance of stock options to our new Chief Executive Officer and Chief Operating Officer and the issuance of options and shares to our directors during the nine months ended September 30, 2015. None of these costs were incurred during the nine months ended September 30, 2014.

Transaction Costs

Transaction costs are expenses associated with our recapitalization in September 2014 which include accounting, legal and other professional services and the $590,000 fee paid to AFH Holding & Advisory.

Interest Expense

Our net interest expense increased from $1,128,238 for the nine months ended September 30, 2014 to $1,484,356 during the nine months ended September 30, 2015. The $356,118 or 31.56% increase was related to the secured convertible note issuances in October 2014 and May 2015 and offset by a non-cash charge for warrants issued in connection with a short term line of credit secured in 2014.

Liquidity and Capital Resources

	September 30, 2015	December 31, 2014
	(unaudited)
Assets

Current assets
Cash	$2,126,137	$2,661,396
Prepaid expenses	154,892	89,517
Deferred financing fees	935,110	983,857
Other receivables – related party	75,000	75,000

Total current assets	3,291,139	3,809,770

Property and equipment, net	10,413	11,621

Total assets	$3,301,552	$3,821,391

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$58,191	$215,389
Note payable to related party	-	3,659,328

Total current liabilities	58,191	3,874,717

Note payable, net of debt discount	5,442,203	3,645,194

Total liabilities	5,500,394	7,519,911

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 31,163,358 and 24,269,047 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	31,163	24,269
Additional paid-in capital	15,703,556	8,315,128
Accumulated deficit	(17,933,561)	(12,037,917)

Total stockholders’ deficit	(2,198,842)	(3,698,520)

Total liabilities and stockholders’ deficit	$3,301,552	$3,821,391

We have no significant operating history and, from our inception to September 30, 2015, we have generated a net loss of approximately $17.9 million. The financial statements for the nine months ended September 30, 2015 and 2014 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $5.8 million. The Company has no principal payment requirements for the next 12 months.

The Company will continue to incur significant expenses for development activities for our lead product Nell-1. The Company’s December 31, 2014 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014, have been prepared assuming the Company will continue as a going concern. In connection with the LOI (see financial statements Note 5), the Company closed on $2 million on May 4, 2015 and intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

As of September 30, 2015 and December 31, 2014, we had cash of $2,126,137 and $2,661,396, respectively.

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

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(unaudited)	(unaudited)
Operating activities
Net loss	$(5,895,644)	$(3,364,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,712	-
Accrued interest expense	105,669	329,297
Amortization of deferred financing costs	599,781	-
Debt discount amortization	449,209	363,543
Stock-based compensation	829,667	148,334
Warrants issued with Line of Credit	-	520,487
Warrants issued to consultants	324,532	301,833
Loss on sale of marketable securities	-	9,623
Shares issued for services	1,370,118	-
Transaction costs financed through notes payable	-	590,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65,375)	6,768
Deferred financing costs	(185,000)	-
Advances due to related party	-	98,875
Accounts payable and accrued expenses	(69,424)	150,050

Net cash (used in) operating activities	(2,534,755)	(845,290)

Investing activities
Purchase of property and equipment	(504)	-
Proceeds from sale of marketable securities	-	37,377

Net cash (used in) provided by investing activities	(504)	37,377

Financing activities
Proceeds from the issuance of common stock	-	480,000
Repayment of debt	-	(265,812)
Proceeds from issuance of notes payable - related party	-	357,200
Proceeds from issuance of notes payable	2,000,000	250,000

Net cash provided by financing activities	2,000,000	821,388

Net increase (decrease) in cash	(535,259)	13,475

Cash, beginning of period	2,661,396	1,538
Cash, end of period	$2,126,137	$15,013

Supplemental non-cash information
Issuance of warrants in connection with Notes Payable, net of amortization included above	$-	$248,744
Debt and accrued interest converted into Common Shares	$3,852,771	$-
Issuance of warrants in payment of financing fees	$-	$21,738
Note payable received in the form of investments	$-	$50,000
Interest paid	$392,943	$-
Taxes paid	$8,840	$1,600

Operating activities

In the nine months ended September 30, 2015 and 2014, cash used in operating activities was $2,534,755 and $845,290 respectively, primarily due to our net losses of $5,895,644 and $3,364,100, respectively. Cash expenditures for the nine months ended September 30, 2015 and 2014 increased primarily due to patent costs, increased wages for our new Chief Executive Officer and Chief Operating Officer and professional fees as a result of Bone’s financing activities and costs of becoming a public entity.

Investing activities

In the nine months ended September 30, 2015, cash used in investing activities of $504 was a purchase of equipment. In the nine months ended September 30, 2014, cash provided by investing activities of $37,377 resulted from the sale of marketable securities which were received in lieu of cash for a bridge note with AFH.

Financing activities

During the nine months ended September 30, 2015, cash provided by financing activities was from the issuance of a $2,000,000 convertible note issued in May 2015. During the nine months ended September 30, 2014, cash provided by financing activities was $821,388 and resulted from the proceeds received from the issuance of notes and sale of shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2015, our disclosure controls and procedures were not effective.

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

During 2014, the Company identified a material weakness related to the valuation of options and warrants issued. During the quarter ended September 30, 2015, the Company granted options in excess of the Stock Plan reserve.

As described above, management has commenced steps to remediate the material weakness identified above and to implement additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations. We have implemented procedures to have a third party review all contracts prior to issuance and verify available shares and options reserves.

Changes in Internal Controls.

On September 19, 2014, we closed the Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to Bone Biologics Inc., a privately held company, now constitute the financial statements and information of the Company. Because Bone Biologics Inc. was a privately held company prior to the Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Merger. The operations of Pre-Merger AFH Acquisition X, Inc., a publicly held company, were insignificant both before and after the Merger compared to those of the post-combination consolidated entity. As such, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company. Except for the continuing design and implementation of new processes and procedures following the Merger, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bone Biologics Corporation (the “Company”) entered into a letter agreement (the “Letter Agreement”), effective October 2, 2015, with each of Dr. Chia Soo (who currently serves as a director of the Company), Dr. Eric Kang Ting and Dr. Ben Wu (who currently serves as a director of the Company) (collectively, the “Founders”). Pursuant to the Letter Agreement, the Founders agree to deliver to the Company all past work product and past data related to Nell-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted by the University of California and in exchange the Company agrees to the future issuance of an aggregate of 1,153,846 shares of the Company’s common stock, par value $0.001 per share, (the “Shares”). The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement). The Letter Agreement also provides the Shares with certain piggyback registration rights upon the occurrence of an equity financing by the Company.

The Letter Agreement related to past work product and past data and therefore will be expensed as research and development costs upon the effective date.

On October 28, 2015, the Company agreed (i) to issue a total of 915,614 shares of common stock of the Company (the “Shares”) and warrants to purchase 158,229 shares of common stock of the Company (the “Warrants”) and (ii) to make a payment of $275,000. The Warrants have an exercise price of $1.58. The shares were issued and the payment was made to AFH Holding & Advisory, LLC (“AFH”) as payment for advisory services rendered to the Company. Mr. Amir Heshmatpour is the controlling party of AFH and an affiliate and board observer of the Company.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2015.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2015.

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 16, 2015	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

