Form 10-K
period 2015-12-31
Bone Biologics Corp
filed 2016-03-28
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

For the transition period from _________ to _________

Commission File Number: 000-53078

Bone Biologics Corporation

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of

incorporation or organization)

42-1743430

(I.R.S. Employer

Identification No.)

321 Columbus Ave., Boston, MA 02116

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

As of March 14, 2016, there were 38,014,507 shares of common stock, par value $.001, outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Bone Biologics Corporation, a Delaware corporation, and, its wholly owned subsidiary, as defined under Part I, Item 1-“Business” in this Annual Report.

PART I

Item 1. Business

OVERVIEW

We are a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteoinductive recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA. UCLA and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

The Company was founded by University of California professors in collaboration with an Osaka University professor and a University of Southern California surgeon in 2004 as a privately-held company with proprietary, patented technology that has been validated in sheep and non-human primate models to facilitate bone growth. Our platform technology has application in delivering improved outcomes in the surgical specialties of spinal, orthopedic, general orthopedic, plastic reconstruction, neurosurgery, interventional radiology, and sports medicine. Lead product development and clinical studies are targeted on spinal fusion surgery, one of the larger segments in the orthopedic market.

PRODUCTS

We have developed a stand-alone platform technology through significant lab, small animal and large animal research over more than ten years to generate the current applications across broad fields of use. The platform technology is UCB-1, a proprietary skeletal specific growth factor used in combination with DBX®, a proprietary demineralized bone matrix from Musculoskeletal Transplant Foundation (MTF). Together, with DBX®, or alone, NELL-1 provides regulation over skeletal tissue formation and stem cell differentiation during bone regeneration. The platform technology was obtained by the Company pursuant to an exclusive license agreement with the Regents of the University of California, as described below under “UCLA Exclusive License Agreement.”

We are currently focused on bone regeneration in lumbar spinal fusion using our recombinant human protein, known as NELL-1 which is a bone void filler. NELL-1/DBX® is an osteoinductive orthobiologic combination product that provides control over bone regeneration. Leveraging the resources of investors and strategic partners, we have successfully surpassed two critical milestones:

●	Demonstrating a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells; and

●	Validation of protein dosing and efficacy in established large animal sheep models and non-human primate models.

We are targeting spinal fusion as the first clinical indication of our platform technology and are currently in the development phase with this proposed medical device. The lead product, purified NELL-1, is expected to be mixed with 510(k) cleared DBX® Demineralized Bone Putty recommended for use in conjunction with a cleared intervertebral body fusion device. The NELL-1/DBX® Fusion Device will be comprised of a single dose vial of NELL-1 recombinant protein freeze dried onto DBX®. A vial of NELL-1/DBX® will be sold in a convenience kit with a diluent and a syringe of 510(k) cleared demineralized bone (“DBX® Putty”), produced by MTF. A delivery device will allow the surgeon to mix the reconstituted NELL-1 with the appropriate quantity of DBX® Putty just prior to implantation.

The NELL-1/DBX® Fusion Device is intended for use in lumbar spinal fusion and may have a variety of other applications such as cervical spinal fusion.

While the product is initially targeted at the lumbar spine fusion market, we believe NELL-1’s unique set of characteristics, target specific mechanism of action, efficacy, safety, and affordability, position the product well for application in a variety of procedures, including:

Spine Implants. This is the largest market for bone substitute product, representing >70% of the total U.S. market according to Transparency Market Research. While use of the patient’s own bone, also referred to as autograft, to enhance fusion of vertebral segments remains the gold standard for this type of treatment, complications associated with use of autograft bone including pain, increased surgical time and infection limit its use.

Non-Union Trauma Cases. While the majority of fractures heal without the need for osteosynthetic products, bone substitutes are used in complicated breaks where the bone does not mend naturally. NELL-1 is expected to perform as well as high-priced growth factors in this market.

Hip & Knee Revisions. The use of bone substitutes in reconstruction surgery is generally limited to revision cases where the products are used to account for the significant bone loss that accompanies these cases. The treatment of osteoporotic patients also represents a substantial opportunity for NELL-1’s use in hip and knee reconstruction.

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

UCLA’s initial research was funded with approximately $18 million in resources from UCLA and government grants. After licensing the exclusive worldwide intellectual property rights from UCLA, development was funded with additional grant funding and $6.5 million in strategic investment from MTF. We anticipate that it will require an additional $18 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $155 million will be required to achieve product launch.

NELL-1’s powerful specific bone and cartilage forming properties are derived from the ability of NELL-1 to only target cells that exhibit an activated “master switch” to develop into bone or cartilage. NELL-1 is a function specific recombinant human protein that has been proven in lab bench models to recapitulate normal human growth and development to provide control over bone and cartilage regeneration.

NELL-1 was isolated in 1996, and the first NELL-1 patent on bone regeneration was filed in 1999. Subsequent patents and continuations in part describing NELL-1 manufacturing, delivery, and cartilage regeneration were filed in 2002, 2003, 2006, 2007, 2008, and 2009 to further strengthen the patent portfolio.

RESEARCH & PUBLICATIONS

Our leading scientists have been published in notable scientific journals and publications in our field. There are more than 80 publications that serve to highlight the work and achievements of the researchers and the Company.

PROPOSED INITIAL CLINICAL APPLICATION

The NELL-1/DBX® Fusion Device will be indicated for spinal fusion procedures in skeletally mature patients with degenerative disc disease (“DDD”) at one level from L4-S1. These DDD patients may also have up to Grade I spondylolisthesis at the involved level. The NELL-1/DBX® Fusion Device is to be implanted via an anterior open or an anterior laparoscopic approach in conjunction with a cleared intervertebral body fusion device. Patients receiving the device should have had at least six months of non-operative treatment prior to treatment with the device. A cervical indication is currently under consideration. This indication for use would fill a current clinical gap, created by potentially dangerous inflammatory responses caused by commercially available catalytic bone growth agents, the subject of a Public Health Notification from the United States Food and Drug Administration (the “FDA”) on July 1, 2008 about life threatening complications associated with a recombinant human protein in cervical spine fusion. We do not expect our product to see the same adverse events with NELL-1/DBX® as have been observed with other commercially available protein. We have performed a rat femoral onlay model to compare proinflammatory response of rhBMP-2 and NELL-1 within Helistate collagen sponges. While NELL-1 induced normal healing, rhBMP-2 induced significant amounts of swelling and histological evidence of intense inflammatory response.

DESCRIPTION OF THE DBX® PUTTY TO BE USED WITH NELL-1

The DBX® Demineralized Bone Putty provided in the convenience kit with NELL-1/DBX® is a Class III device with a pre-market approval (PMA). The common name is “Bone Void Filler Containing Human Demineralized Bone Matrix.” The product is regulated under 21 C.F.R. §888.3045 Resorbable calcium salt bone void filler device, Product Codes MQV, GXP, and MBP. MTF is the manufacturer of the DBX® Putty. This product was cleared by the FDA under 510(k) number K053218 for spine indication in December 2006.

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

Our instructions for use will recommend use of the NELL-1/DBX® Fusion Device with a lumbar indication. The surgeon can therefore choose to use the intervertebral fusion device that he or she is most experienced with and, in their judgment, is the best option for successful treatment. We have three precedent products, which are also osteoinductive, with intended uses similar or the same as NELL-1, that have been cleared by the FDA as medical devices. These are as follow:

●	Infuse Bone Graft/LT-Cage Lumbar Tapered Fusion Device (PMA)-rhBMP-2 dissolved in water and applied to a collagen (bovine type I) sponge and placed in a cage;

●	GEM 21S (PMA)-rhPDGF-BB and -tricalcium phosphate (growth factor enhanced matrix); and

●	DBX® (510k)-human cortical bone (ground and demineralized) and mixed with sodium hyaluronate to form a putty.

Based upon extensive discussions with regulatory experts and a specific communication from the FDA in response to a submission of our plan under the Exclusive License between UCLA and the Company we believe the NELL-1/DBX® Fusion Device will be regulated as a Class III medical device and will therefore require submission and approval of a pre-market approval, (“PMA”). The FDA response to the submission of our plan is: “We have determined that the product is a combination product that will be regulated under Device authorities, with CDRH (Center for Devices and Radiological Health) as the lead center.”

OUR BUSINESS STRATEGY

Our business strategy is to develop our target specific platform technology to meet a current established market with improvement in patient outcomes and reduction in costs to the healthcare delivery system. This narrowing of our focus from the research to the development stage is to allow for the approval for use of our target specific protein exhibiting efficacy and safety by matching or exceeding current market approved products. Identifying the best future strategic partners to facilitate the development through pre Investigational Device Exemption (“IDE”), clinical, and ultimate commercialization is critical as we fund the pre-IDE work and continue achieving milestones. We believe that the licensing of the distribution of the NELL-1 product in the fields of use focused upon will generate sufficient funding to provide for the ongoing development of the Platform Technology across other surgical and therapeutic fields.

DEVELOPMENT OF THE COMPANY

The Company was incorporated in Delaware on October 18, 2007 as AFH Acquisition X, Inc. The Company and its wholly-owned subsidiary, Bone Biologics Acquisition Corp., (“Merger Sub”), entered into an Agreement and Plan of Merger, dated as of September 19, 2014 (the “Merger Agreement”), with Bone Biologics, Inc. (“Bone”). Pursuant to the terms of the Merger Agreement, Bone merged with Merger Sub on September 19, 2014 (the “Merger”), with Bone as the surviving entity and a wholly owned subsidiary of the Company. After the Merger, the Company ceased to be a shell company, as defined in the rules of the SEC, and the Company officially changed its name to Bone Biologics Corporation. The 5,000,000 outstanding shares of common stock of the Company prior to the Merger were consolidated into 3,853,600 shares of common stock and the remaining shares were cancelled. At the effective time of the Merger, all of the issued and outstanding shares of Bone common stock converted into a combined total of 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,658,658 shares issuable upon conversion of debt). Unless the context indicates otherwise, as used in this Annual Report, the “Company,” “we,” “us,” and “our” also refer to and include Bone, its wholly owned subsidiary.

UCLA Exclusive License Agreement

On March 15, 2006, the Company entered into an exclusive license agreement (the “Initial Agreement”) with the Regents of the University of California Los Angeles (“UCLA”). The Initial Agreement has been amended through nine sets of amendments (as so amended, the “The UCLA License Agreement”).

The UCLA License Agreement provides us with an exclusive license to several of UCLA patents covering, among other things, enhanced NELL-1 bone mineralization. The grant of the UCLA License Agreement is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire UCLA patent licensed under the UCLA License Agreement expires. Under the UCLA License Agreement, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the UCLA License Agreement patents in a certain Field of Use which is currently defined as special function by local administration and expressly excludes osteoporosis and cartilage indications or systemic administration in all indications. Currently the parties are negotiating in good faith the terms pursuant to which UCLA will grant an option to exclusively license UCLA Patent Rights in the osteoporosis indication. After December 22, 2016, we may notify UCLA of our interest in requesting an expansion of the Field of Use to include additional available indications, including cartilage indications or systemic administration in the Field of Use. The parties will engage in good faith discussions of such requests.

We have agreed to pay an annual maintenance fee to UCLA of $10,000 as well as to pay certain royalties to UCLA under the UCLA License Agreement at the rate of 3.0% of net sales of licensed products. We must pay the royalties to UCLA on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA patents, then we may reduce the royalty owed to UCLA by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA patent, then we will pay to UCLA 10% to 20% of the sublicensing income we receive from such sublicense.

We are obligated to make the following milestone payments to UCLA for each Licensed Product or Licensed Method:

●	$100,000 upon enrollment of the first subject in a Feasibility Study;

●	$250,000 upon enrollment of the first subject in a Pivotal Study:

●	$500,000 upon Pre-Market Approval of a Licensed Product or Licensed Method; and

●	$1,000,000 upon the First Commercial Sale of a Licensed Product or Licensed Method.

We are also obligated to pay UCLA a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA exercisable after December 22, 2016, such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA patents set forth in the UCLA License Agreement. UCLA has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the UCLA License Agreement.

We must reimburse or pre-pay UCLA for patent prosecution and maintenance costs incurred during the term of the UCLA License Agreement. We have the right to bring infringement actions against third party infringers of the UCLA License Agreement, UCLA may join voluntarily, at its own expense, or, at our expense, be joined involuntarily to the action. We are required to indemnify UCLA against any third party claims arising out of our exercise of the rights under the UCLA License Agreement or any sublicense.

AFH Holding & Advisory LLC

In connection with the Merger, the Company and MTF entered into a letter agreement with AFH Holdings & Advisory, LLC (“AFH”) dated May 7, 2014 (the “AFH/MTF Agreement”). Amir Heshmatpour is the controlling party of AFH and an affiliate and board observer of the Company. The AFH Agreement contemplated among other things (a) the sale of Notes in the principal amount of $50,000 and warrants to purchase common stock, and (b) certain assistance to be provided by AFH in connection with the Merger, the subsequent quotation of the Company’s common stock, procuring private funding and a possible initial public offering. In consideration of AFH’s advisory services, the Company granted to AFH certain anti-dilution protection arising from future issuances of the Company’s common stock. The Company granted to each of AFH and MTF the right to appoint three members of the Board and to the original founding scientists and then minority shareholders the right to appoint one member with each of MTF and AFH having the right to appoint one individual with observer status with respect to the Board. The Company also granted to AFH the right to act as advisor to the Company on all financings for a period of two years. The AFH/MTF Agreement also granted to AFH and MTF restricted shares equal to 2.5% of the fully diluted shares of the Company (the “Milestone Shares”) at the time of completion of certain milestone targets. The milestone targets were not met and pursuant to separate side letter agreements dated August 11, 2015, the Company agreed to issue to each of AFH and MTF 867,163 shares in exchange for forfeiture of any claims to receive any Milestone Shares.

On October 28, 2015, the Company agreed (i) to issue to AFH 915,614 shares of common stock of the Company and warrants to purchase 158,229 shares of common stock and (ii) to make a payment of $275,000. The warrants have an exercise price of $1.58. The shares and warrants were issued and the payment was made to AFH as payment for advisory services rendered to the Company.

In addition to the shares and warrants issued for services, AFH received cash totaling $408,750 for services during the year ended December 31, 2015.

Pursuant to a letter agreement dated February 10, 2016, the Company agreed to issue a total of 1,260,255 shares of common stock of the Company to AFH. The Letter Agreement was entered into in connection with the AFH/MTF Agreement under which AFH and its affiliated entities, individuals or assignees (“AFH Group”) were entitled to 10% of the outstanding shares of common stock of the Company on a fully diluted basis (the “Share Adjustment”) after giving effect to an anticipated private placement of between $8,000,000 and $10,000,000 (the “PIPE”). In the Letter Agreement, the Company recognized that, at the time the AFH/MTF Agreement was entered into, it was not anticipated that certain events in addition to the PIPE would dilute directly or indirectly the interest of AFH Group as stockholders of the Company, including the Ninth Amendment to the UCLA License Agreement and the issuance of the Company’s Common Shares pursuant to the Professional Services Agreement with each of Dr. Chia Soo, Dr. Ben Wu, and Dr. Eric Ting discussed below. Accordingly, the Company agreed to issue the 1,260,255 shares in connection with the Share Adjustment.

Musculoskeletal Transplant Foundation (MTF)

We have formed a formal strategic alliance with Musculoskeletal Transplant Foundation (MTF) on the collaborative development of osteoinductive products that incorporate MTF’s current product line of natural bone graft substitutes with NELL-1. MTF is the exclusive allograft supplier for BIOBONE-X™. MTF has become one of the major investors of the Company. MTF is the world’s largest allograft bone supplier. It is also the country’s largest full service tissue organization dedicated to providing quality tissue through a commitment to excellence in education, research, recovery and care for recipients, donors and their families. A not-for-profit organization, MTF is a consortium of academic medical institutions and organ and tissue recovery organizations across the country. We anticipate that MTF, with its proven ISO 9001 manufacturing and packaging of FDA approved osteogenic carriers, will significantly accelerate the clinical development cycle of NELL-1 related products.

The Company and MTF entered into a loan agreement in 2008 and a credit agreement in 2009 (collectively, the “MTF Credit Agreements”), and accompanying promissory and convertible promissory notes in January 2008, November 2008, March 2009 and August 2009 to fund the development of Bone. As of September 19, 2014, $5,192,684 in principal and interest was outstanding under the MTF Credit Agreements. On September 19, 2014, $1,533,356 of the amounts due under the MTF Credit Agreements were converted to shares of the Company. The remaining amounts due under the MTF Credit Agreements were cancelled and a new Convertible Note in the principal amount of $3,659,328 was issued by the Company.

In 2013, the Company and MTF also entered into a bridge note in the principal amount of $100,000. Prior to consummation of the Merger, the 2013 bridge note and accrued interest were converted into Common Stock at a conversion price of $1.00 per share.

Pursuant to the AFH/MTF Agreement, MTF has the right to appoint three members to the Company’s Board of Directors together with one non-voting observer.

On September 15, 2014, the Company and MTF entered into a loan agreement and accompanying promissory note to fund the continued operations of the Company prior to the Merger. On October 27, 2014, the balance in the amount of $303,371 was paid in full and the line of credit was cancelled.

On February 22, 2016, the Company entered into a share purchase agreement with MTF, pursuant to which MTF purchased from the Company an aggregate of 731,707 shares of common stock of the Company at a price per share equal to $2.05.

On February 24, 2016 the Company entered into an Option Agreement for the Distribution and Supply of Sygnal™ demineralized bone matrix (“Sygnal”) with MTF pursuant to which:

a.	MTF grants to the Company the exclusive right and option (the “Option”) to distribute Sygnal upon the critical terms as described in the Option Agreement (the “Option Rights”). The Company will exercise the Option, if at all, by providing written notice to MTF of its intent to do so. During the term of the Option, MTF will not enter into any agreements with any third parties which include the transfer by MTF of the Option Rights.

b.	Upon the exercising of the Option, the Company will grant to MTF 700,000 shares of common stock in the Company.

c.	Within 30 days of exercising the Option, MTF will provide the Company with a written proposal of a Definitive Agreement that includes, inter alia, the Critical Terms and those other commercially reasonable terms as agreed upon by the parties. The parties will fully negotiate in good faith all of the terms of the Definitive Agreement, and any ancillary agreements thereto consistent with the Critical Terms.

d.	In the event the Company does not exercise the Option within the Term of the Option Agreement, MTF will be free to enter into any other agreement relating to the Option Rights as it deems appropriate without liability to the Company.

Sygnal is a bone void filler contouring allograft bone that has the inorganic mineral removed, leaving behind the organic “collagen” matrix.

Hankey Capital LLC

First Secured Convertible Note and Warrant

On October 24, 2014, the Company issued a convertible promissory note in the amount of $5,000,000 to Hankey Capital, LLC (“Hankey Capital”). The Convertible Note matures on October 24, 2017 and bears interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion.

The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “Collateral”). 6,329,114 shares were issued upon closing the lending. The number of shares in the Collateral shall be adjusted on a yearly basis. The shares representing the Collateral contain a restrictive legend. The Company shall seek to register the Collateral shares initially delivered on the date of the Convertible Note pursuant to the Registration Rights Agreement described below. Upon the effectiveness of such Registration Statement, the Company will remove the restrictive legends from the Collateral shares so long as Hankey Capital agrees in any event not to sell any Collateral shares if Hankey Capital is notified that the Registration Statement is no longer effective. Hankey Capital may hold the Collateral in any brokerage account of its choosing, but shall not transfer, sell or otherwise dispose of any Collateral, except during the existence of an Event of Default, as defined in the Convertible Note. The Convertible Note is further secured by collateral assignments of all the Company’s license agreements. The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral shares shall be returned return and cancelled. Hankey Capital will also return Collateral shares under the same terms in case of partial or full conversion of the Convertible Note. The Company paid a commitment fee in the amount of 3.0% of the original principal amount of the loan ($150,000) to Hankey Capital. On October 24, 2014, the Company also issued a warrant to Hankey Capital for 3,955,697 shares of Common Stock at an exercise price per share of $1.58. The Warrant was amended as of February 10, 2016 to extend the expiration date to October 24, 2019. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

Second Secured Convertible Note and Warrant

On May 4, 2015, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The 2nd Convertible Note matures on May 4, 2018 and bears interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of shares in the Collateral shall be adjusted on a yearly basis. The Convertible Note is further secured by collateral assignments of all the Company’s license agreements. The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital shall return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all the collateral shares shall be returned return and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on May 4, 2015 the Company issued 2,531,646 common shares as collateral. The Company paid a commitment fee in the amount of $60,000 (3% of the original principal amount of the loan) to Hankey Capital. On May 4, 2015, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58. The Warrant was amended as of February 10, 2016 to extend the expiration date to May 4, 2020. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

Third Convertible Secured Term Note and Warrant

On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.58 per share. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on February 24, 2016 the Company issued 2,531,646 common shares as collateral, paid a commitment fee in the amount of $40,000 (2% of the original principal amount of the Loan) and a warrant to Hankey Capital for 1,463,415 shares of Common Stock at an exercise price per share of $2.05. The Warrant will expire on February 23, 2021. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

In connection with the financing with Hankey Capital, Hankey Capital exercised warrants to purchase an aggregate of 791,139 shares resulting in gross proceeds to the Company of $1,250,000, and the parties agreed to extend the maturity date of the first two convertible secured notes to December 31, 2019 and fix the conversion rate to $1.58. The Company also agreed to extend the term of all outstanding warrants to five years from issuance.

Founders

The Company entered into a Letter Agreement effective October 2, 2015, with each of Dr. Chia Soo (who currently serves as a director of the Company), Dr. Eric Kang Ting and Dr. Ben Wu (who currently serves as a director of the Company) (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agrees to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 1,153,846 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement). The Letter Agreement also provides the Shares with certain piggyback registration rights upon the occurrence of an equity financing by the Company. The Letter Agreement related to past work product and past data and therefore will be expensed as research and development costs upon the effective date and recorded a liability to issue shares.

Founders Professional Services Agreement

Effective January 8, 2016, the Company entered into separate Professional Services Agreements with each of the Founders. Pursuant to each of the Agreements, each Founder has agreed to provide certain services to the Company, including providing strategic advice and strategic introductions to the Company’s management team as well as specific services set forth on an Exhibit to each Agreement. The Agreements are substantially identical. In consideration for the services to be rendered under the applicable Agreement, each Founder is granted 10-year stock options (the “Options”) to purchase 1,800,364 shares of the Company’s common stock corresponding to 4% of the Company’s outstanding common stock, on a fully diluted basis, at an exercise price of $1.59 per share. The shares subject to the Options will vest 25% on each of the first, second and third anniversary of the effective date and 12.5% on each of the fourth and fifth anniversary of the effective date. The options fully vest on a change of control of the Company, if the Company terminates the Agreement without cause or the Founder terminates the Agreement with cause. Additionally, beginning January 1, 2017, the Company will pay each Founder an annual consulting fee of $200,000 in cash or, at the option of the Company, in shares of its common stock valued as provided in the Agreement.

Dr. Soo and Dr. Wu are directors of the Company, and Dr. Ting is on the Company’s Scientific Advisory Board. Each of the Advisors were involved in the founding of the Company.

COMPETITION

The orthobiologic and orthopedic industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty orthopedic companies, biotechnology companies, academic research institutions and governmental agencies along with public and private research institutions.

Our business is in a very competitive and evolving field, that faces competition from large established orthopedic companies such as (but not limited to) Medtronic, Stryker, Zimmer-Biomet, and DePuy-Synthes that possess considerably more resources than Bone Biologics.

Our commercial opportunity could be reduced if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

The NELL-1 growth factor is mechanistically distinct from BMPs and can minimize complications associated with BMP therapies. The early proof of concept animal studies has shown the efficacy of NELL-1 combined with demineralized bone matrix (DBM) as a novel bone graft material for interbody spine fusion.

CUSTOMERS

The populations of interest include spine surgeons, and patients with a skeletal bone defect or bone-related condition in their spine, for which intervention is undertaken to correct such a defect. Spine surgeons and patients can choose to eliminate the need to perform a second painful surgery to obtain autograft harvest of hip bone for fusion procedures by utilizing various other types of biologics.

Most cases of lower back pain can be linked to a general cause such as muscle strain, injury, overuse, or can be attributed to a specific condition like herniated disc, degenerative disc disease, spondylolisthesis, spinal stenosis, or osteoarthritis.

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

U.S. Patent No.	Summary	Date Issued

7052856	NELL-1 Enhanced Bone Mineralization	5/20/2006

7544486	NELL-1 Peptide Expression Systems	6/9/2009

7687462	Composition for promoting Cartilage	3/30/2010

7691607	Expression system of NELL-1 peptide	4/6/2010

7776361	NELL-1 Enhanced Bone Mineralization	8/17/2010

7807787	NELL-1 Peptide	10/5/2010

7833968	Pharmaceutical compositions for treating or preventing bone conditions	11/16/2010

7844066	NELL-1 Enhanced Bone Mineralization	2/8/2011

8044026	Composition for promoting cartilage	10/25/2011

8048646	NELL-1 peptide expression systems	11/1/2011

8053412	NELL-1 Peptides	11/8/2011

8207120	NELL-1 Enhanced Bone Mineralization	6/26/2012

GOVERNMENT REGULATION

The manufacturing and marketing of any product which we may formulate with our technologies as well as our related research and development activities are subject to regulation for safety, efficacy and quality by governmental authorities in the U.S. and other countries. We anticipate that these regulations will apply separately to each biotechnology product. The Company believes that complying with these regulations will involve a considerable level of time, expense and uncertainty.

In the U.S., drugs are subject to rigorous federal regulation and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Drug development and approval within this regulatory framework is difficult to predict, requires a number of years and involves the expenditure of substantial resources. Moreover, ongoing legislation by U.S. Congress and rule making by the United States Food and Drug Administration (“FDA”) presents an ever-changing landscape where we could be required to undertake additional activities before any governmental approval is granted allowing us to market our products. The steps required before a pharmaceutical agent may be marketed in the U.S. include:

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

In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with, and approved by, the FDA. Moreover, manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices “cGMP” for products, drugs and devices.

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

Clinical Trials

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA prior to its conduct. Further, each clinical study must be conducted under the auspices of an independent institutional review board. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The drug product used in clinical trials must be manufactured according to the FDA’s current Good Manufacturing Practices.

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

EMPLOYEES

As of the date hereof, we have three (3) full-time employees.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our primary office is located at 321 Columbus Ave., Boston, MA 02116.

Item 3. Legal Proceedings

In the normal course of our business, the Company may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market.

Our common stock trades over-the-counter and is quoted on the OTCQB of the OTC Markets under the symbol “BBLG” effective January 27, 2016. From December 10, 2015 through listing on the OTCQB our stock was quoted on the OTC Bulletin Board. The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
Fiscal Year 2015	High	Low
Fourth Quarter	$0.01	$0.01

Holders.

As of March 14, 2016, there are approximately 40 record holders of 38,014,507 shares of Common Stock.

Dividends.

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

2015 Equity Incentive Plan

The Company has 14,000,000 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

Awards may be granted under our 2015 Equity Incentive Plan to our employees, including officers, director or consultants, and our present or future affiliated entities. While we may grant incentive stock options only to employees, we may grant non-statutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock based awards to any eligible participant.

The 2015 Equity Incentive Plan will be administered by our compensation committee. Subject to the provisions of our 2015 Equity Incentive Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2015 Equity Incentive Plan and awards granted under our 2015 Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,294,226	$1.59	7,705,774
Equity compensation plans not approved by security holders
Total	6,294,226	$1.59	7,705,774

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteoinductive recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA. UCLA and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

UCLA Exclusive License Agreement

On March 15, 2006, the Company entered into an exclusive license agreement (the “Initial Agreement”) with the Regents of the University of California Los Angeles (“UCLA”). The Initial Agreement has been amended through nine sets of amendments (as so amended, the “The UCLA License Agreement”).

The UCLA License Agreement provides us with an exclusive license to several of UCLA patents covering, among other things, enhanced NELL-1 bone mineralization. The grant of the UCLA License Agreement is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire UCLA patent licensed under the UCLA License Agreement expires. Under the UCLA License Agreement, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the UCLA License Agreement patents in a certain Field of Use which is currently defined as special function by local administration and expressly excludes osteoporosis and cartilage indications or systemic administration in all indications. Currently the parties are negotiating in good faith the terms pursuant to which UCLA will grant an option to exclusively license UCLA Patent Rights in the osteoporosis indication. After December 22, 2016, we may notify UCLA of our interest in requesting an expansion of the Field of Use to include additional available indications, including cartilage indications or systemic administration in the Field of Use. The parties will engage in good faith discussions of such requests.

The UCLA License Agreement provides us with an exclusive license to several of UCLA patents covering, among other things, enhanced NELL-1 bone mineralization. The grant of the UCLA License Agreement is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire UCLA patent licensed under the UCLA License Agreement expires. Under the UCLA License Agreement, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the UCLA License Agreement patents in a certain field of use. We have agreed to pay an annual maintenance fee to UCLA of $10,000 as well as to pay certain royalties to UCLA under the UCLA License Agreement at the rate of 3.0% of net sales of licensed products. We must pay the royalties to UCLA on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA patents, then we may reduce the royalty owed to UCLA by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA patent, then we will pay to UCLA 10% to 20% of the sublicensing income we receive from such sublicense.

We are obligated to make the following milestone payments to UCLA for each Licensed Product or Licensed Method:

●	$100,000 upon enrollment of the first subject in a Feasibility Study;

●	$250,000 upon enrollment of the first subject in a Pivotal Study:

●	$500,000 upon Pre-Market Approval of a Licensed Product or Licensed Method; and

●	$1,000,000 upon the First Commercial Sale of a Licensed Product or Licensed Method.

We are also obligated to pay UCLA a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA exercisable after December 22, 2016, such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA patents set forth in the UCLA License Agreement. UCLA has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the UCLA License Agreement.

We must reimburse or pre-pay UCLA for patent prosecution and maintenance costs incurred during the term of the UCLA License Agreement. We have the right to bring infringement actions against third party infringers of the UCLA License Agreement, UCLA may join voluntarily, at its own expense, or, at our expense, be joined involuntarily to the action. We are required to indemnify UCLA against any third party claims arising out of our exercise of the rights under the UCLA License Agreement or any sublicense.

Recapitalization

We were incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Through a reverse merger in September 2014 (the “Merger”), the Company acquired its operating subsidiary Bone Biologics, Inc. Upon the consummation of the Merger, the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business, and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on March 9, 2004.

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

Year ended December 31, 2015 compared to the year ended December 31, 2014

	Year ended December 31, 2015	Year ended December 31, 2014	% Change
Operating expenses
Research and development	$3,666,108	$623,522	487.97%
General and administrative	8,329,978	1,509,306	451.91%
Transaction costs	-	877,776	(100.00)%

Total operating expenses	11,996,086	3,010,604	298.46%

Loss from operations	(11, 996,086)	(3,010,604)	298.46%

Other expense	-	(9,624)	(100.00)%
Interest expense, net	(1,872,001)	(1,402,585)	33.47%
Total other income/expense	(1,872,001)	(1,412,209)	32.56%

Loss before provision for income taxes	(13,868,087)	(4,422,813)	213.56%

Provision for income taxes	8,840	1,600	452.50%

Net loss	$(13,876,927)	$(4,424,413)	213.64%

Research and Development

Our research and development expenses increased from $623,522 during the year ended December 31, 2014 to $3,666,108 during the year ended December 31, 2015. The $3,042,586 or 487.97% increase was primarily due to the fair value of shares to be issued pursuant to our agreement with our Founders of $1,823,077 and increases in development activities for our lead product NELL-1. We will continue to incur significant expenses for development activities for NELL-1. We also had an increase in the stock compensation expense related to the issuance of additional options.

General and Administrative

Our general and administrative expenses increased from $1,509,306 during the year ended December 31, 2014 to $8,329,978 during the year ended December 31, 2015. The $6,820,672 or 451.91% increase was primarily due to the issuance of shares for the MTF Revised Milestone Side Letter Agreement totaling $1,370,118, increased wages and issuance of stock options to our new Chief Executive Officer and Chief Operating Officer and the issuance of options and shares to our directors during the year ended December 31, 2015. None of these costs were incurred during the year ended December 31, 2014. We also incurred increased legal expenses during year ended December 31, 2015 resulting from services provided for various agreements entered into during the year.

Transaction Costs

Transaction costs are expenses associated with our recapitalization which include accounting, legal and other professional services and the $590,000 fee paid to AFH Advisory incurred in 2014. This applies only to the merger transaction therefore no costs were incurred for the year ended December 31, 2015.

Interest Expense

Our net interest expense increased from $1,402,585 for the year ended December 31, 2014 to $1,872,001 during the year ended December 31, 2015. The $469,416 or 33.47% increase was related to the secured convertible note issuance in May 2015 and offset by a non-cash charge for warrants issued in connection with a short term line of credit secured in 2014.

Liquidity and Capital Resources

	December 31, 2015	December 31, 2014

Assets

Current assets
Cash	$1,115,109	$2,661,396
Prepaid expenses	85,998	89,517
Deferred financing fees	873,274	983,857
Other receivables – related party	-	75,000

Total current assets	2,074,381	3,809,770

Property and equipment, net	5,804	11,621

Total assets	$2,080,185	$3,821,391

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$322,078	$215,389
Shares to be issued	1,823,077	-
Note payable to related party	-	3,659,328

Total current liabilities	2,145,155	3,874,717

Note payable, net of debt discount of $1,383,905	5,616,095	3,645,194

Total liabilities	7,761,250	7,519,911

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 32,211,956 and 24,269,047 shares issued and outstanding at December 31, 2015 and 2014, respectively	32,212	24,269
Additional paid-in capital	20,201,567	8,315,128
Accumulated deficit	(25,914,844)	(12,037,917)

Total stockholders’ deficit	(5, 681,065)	(3,698,520)

Total liabilities and stockholders’ deficit	$2,080,185	$3,821,391

We have no significant operating history and, from our inception to December 31, 2015, we have generated a net loss of approximately $25.9 million. The financial statements for the years ended December 31, 2015 and 2014 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $6.9 million. The Company has no principal payment requirements for the next 12 months.

The Company will continue to incur significant expenses for development activities for their lead product NELL-1. The Company’s December 31, 2015 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements for the year ended December 31, 2015, have been prepared assuming the Company will continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

As of December 31, 2015 and 2014, we had cash of $1,115,109 and $2,661,396, respectively.

On February 22, 2016, the Company entered into share purchase agreements, pursuant to which the Company sold an aggregate of 1,219,511 shares of common stock of the Company at a price per share equal to $2.05 for gross proceeds of $2.5 million.

On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.58 per share. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note.

In connection with the financing with Hankey Capital, Hankey Capital exercised warrants to purchase an aggregate of 791,139 shares resulting in gross proceeds to the Company of $1,250,000.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Operating activities
Net loss	$(13, 876,927)	$(4,424,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,451	280
Accrued interest expense	105,669	318,215
Amortization of deferred financing costs	661,617	60,398
Debt discount amortization	623,101	437,115
Stock-based compensation	3,700,431	256,642
Warrants issued with Line of Credit	-	520,487
Warrants issued to consultants	497,003	379,349
Loss on sale of marketable securities	-	9,624
Shares issued for services	2,825,943	-
Transaction costs financed through notes payable	-	590,000
Shares to be issued for research & development service	1,823,077	-
Loss on disposal of fixed equipment	1,870	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,519	(78,750)
Deferred financing costs	(185,000)	(543,401)
Other receivables – related party	75,000	(75,000)
Advances due to related party	-	(41,300)
Accounts payable and accrued expenses	194,463	(164,864)

Net cash (used in) operating activities	(3,545,783)	(2,755,618)

Investing activities
Purchase of property and equipment	(504)	(11,901)
Proceeds from sale of marketable securities	-	37,377

Net cash (used in) provided by investing activities	(504)	25,476

Financing activities
Proceeds from the issuance of common stock	-	480,000
Repayment of debt	-	(590,000)
Proceeds from issuance of notes payable - related party	-	553,371
Repayment of notes payable – related party	-	(303,371)
Proceeds from issuance of notes payable	2,000,000	5,250,000

Net cash provided by financing activities	2,000,000	5,390,000

Net increase (decrease) in cash	(1,546,287)	2,659,858

Cash, beginning of period	2,661,396	1,538
Cash, end of period	$1,115,109	$2,661,396

Supplemental non-cash information
Legal expenses paid through relief of related party receivable	$75,000	$-
Issuance of warrants in connection with Notes Payable, net of amortization included above	$-	$248,744
Related Party Debt and accrued interest converted into Common Shares	$3,852,771	$-
Issuance of warrants in payment of financing fees	$-	$21,738
Note payable received in the form of investments	$-	$50,000
Interest paid	$544,708	$72,014
Taxes paid	$8,840	$1,600

Operating activities

In the years ended December 31, 2015 and 2014, cash used in operating activities was $3,545,783 and $2,755,618 respectively. Cash expenditures for the year ended December 31, 2015 increased primarily due to patent costs, increased wages for our new Chief Executive Officer and Chief Operating Officer and professional fees as a result of the Company’s financing activities and costs of becoming a public entity.

Investing activities

In the year ended December 31, 2015, cash used in investing activities of $504 was a purchase of equipment. In the year ended December 31, 2014, cash provided by investing activities of $25,476 resulted from the sale of marketable securities which were received in lieu of cash for a bridge note with AFH Advisory reduced by the purchases of equipment of $11,901.

Financing activities

During the year ended December 31, 2015, cash provided by financing activities was from the issuance of a $2,000,000 convertible note issued in May 2015. During the year ended December 31, 2014, cash provided by financing activities was $5,390,000 and resulted from the proceeds received from the issuance of notes and sale of shares.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2015. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2015, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that our internal controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During 2014, we identified a material weakness related to the valuation of options and warrants issued. The Company has engaged a third party to review our calculations. During the quarter ended September 30, 2015, the Company granted options in excess of the 2014 Stock Option Plan Stock reserve. The 2015 Equity Incentive Plan was developed and approved by the Board and majority shareholders. Sufficient shares have been reserved and any additional issuances are first assessed against the available reserve.

Except for the changes noted above, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of March 14, 2016:

Name	Age	Position
Stephen R. LaNeve	56	Chief Executive Officer and President and Director
Jeffrey Frelick	50	Chief Operating Officer
Deina H. Walsh	51	Chief Financial Officer
Bruce Stroever	66	Chairman of the Board of Directors
Dr. Chia Soo	48	Director
William Coffin	70	Director
John Booth	61	Director
Jimmy Delshad	75	Director
Dr. Benjamin Wu	54	Director

Stephen R. LaNeve: Chief Executive Officer and President

Stephen R. La Neve has served as our Chief Executive Officer since August 17, 2015. He brings thirty years of health care experience, leadership and success. Prior to his current position, Steve held leadership roles in the device and diagnostic segments which include: CEO and president of Etex Corporation; president of Becton Dickinson’s Pre-Analytical Systems business; president of Medtronic’s $3.5b Spine and Biologics business; and president of Medtronic’s second largest country business unit, Medtronic Japan. He also served as senior vice president and executive vice president at Premier, one of the largest GPOs in the United States and ran the global Injection Systems business unit for Becton Dickinson. Additionally, Steve has held a number of commercial leadership roles at Becton Dickinson, Roche Diagnostics and E Merck Diagnostic Systems in sales, marketing, strategic planning and project management both in the US and outside the US. He serves on the board of directors for SkelRegen, LLC and Rapid Pathogen Screening, Inc. (RPS), and he consults for private equity companies in the medical device area. Steve holds a B.S. in Health Planning and Administration from the Pennsylvania State University, an M.B.A. from West Chester University, and is a member of the omicron delta epsilon honor society for academic excellence in economics.

Jeffrey Frelick: Chief Operating Officer

Jeffrey Frelick has served as our Chief Operating Officer since August 17, 2015. He was the COO of Life Science Enterprises, where he brings more than 25 years of med-tech experience. He spent the past 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks such as Canaccord Genuity, ThinkEquity and Lazard. Prior to becoming an equity research analyst, Jeff worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostics companies. He previously held sales and sales management positions at Becton Dickinson’s Primary Care Diagnostic Division after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Jeff received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

Deina H. Walsh: Chief Financial Officer

Deina Walsh has served as our Chief Financial Officer since November 2014. She is a certified public accountant and owner/founder of DHW CPA, PLLC a Public Companies Accounting Oversight Board (PCAOB) registered firm since 2014. Prior to forming her firm, Ms. Walsh has 13 years at a public accounting firm where as a partner she was actively responsible for leading firm audit engagements of publicly held entities in accordance with PCAOB standards and compliance with SEC regulations, including internal control requirements under section 404 of the Sarbanes-Oxley Act. Ms. Walsh had a global client base including entities throughout the United States, Canada and China. These entities encompass a diverse range of industries including manufacturing, wholesale, life sciences, pharmaceuticals, and technology. Her experience includes work with start-up companies and well-established operating entities. She has assisted many entities seeking debt and equity capital. Areas of specialty include mergers, acquisitions, reverse mergers, consolidations, complex equity structures, foreign currency translations and revenue recognition complexities. Ms. Walsh has an Associates of Science Degree in Business Administration from Monroe Community College and a Bachelor of Science Degree in Accounting from the State University of New York at Brockport.

Bruce Stroever: Chairman of the Board of Directors

Mr. Stroever has forty years of product development and general management experience in the medical device and orthobiologics fields. Mr. Stroever joined MTF in late 1988 as General Manager and is currently the President and Chief Executive Officer of MTF. He has served as MTF’s President since his appointment in 1992 and as Chief Executive Officer since 1996. Under Mr. Stroever’s leadership, MTF has grown to be the largest tissue bank in the world providing over 500,000 grafts per year. From 1971 to 1988, Mr. Stroever held several positions with Ethicon, Inc., a Johnson & Johnson, Inc. subsidiary. Mr. Stroever currently serves on the advisory board for the New Jersey Organ and Tissue Sharing Network. He was elected to the Board of Governors of the American Association of Tissue Banks for a three year term in 1999 and subsequently in 2012. Mr. Stroever has served as the Chairman of Bone’s Board of Directors since 2012. Mr. Stroever received his B.E. in Mechanical/Chemical Engineering from Stevens Institute of Technology in 1972 and a Masters of Science in Bioengineering from Columbia University in 1977. Given Mr. Stroever’s forty years of experience in the medical device and orthobiologics fields, as well as, the roles he has held at Bone, the Company believes he is well qualified to serve as the Chairman of the Board of Directors.

Dr. Chia Soo. MD: Director

Dr. Soo is a Professor in the UCLA Department of Orthopedics and a Professor and Vice Chair for Research in the UCLA Division of Plastic and Reconstructive Surgery. She graduated magna cum laude in 1989 with a bachelors of science in Biology from UCLA and obtained her medical degree at UCLA in 1993 with election to Alpha Omega Alpha. She completed UCLA Plastic and Reconstructive Surgery training in 2002 and was certified by the American Board of Plastic Surgery in 2005 and made a Fellow of the American College of Surgeons in 2007. Since 2011, Dr. Soo has served as a consultant to MTF, the world’s largest tissue bank for allograft product development. She has also consulted extensively on the FDA regulatory issues related to allograft products, wound care products and bone growth products. Dr. Soo is one of the world’s foremost experts on NELL-1 protein and has authored over 100 peer-reviewed publications on musculoskeletal regeneration, cutaneous repair, and translational applications of stem cells as well as an inventor on over 16 patents in the area of regenerative medicine. She is also in expert on large and small translational animal models for device, combination product, and drug development. Dr. Soo is a standing member of the prestigious Musculoskeletal Tissue Engineering Study Section at the National Institutes of Health (NIH) and she continues to be and has been a principal investigator on numerous awards funded by the NIH, the Department of Defense (DOD), the California Institute of Regenerative Medicine (CIRM), and most recently, the Center for Advancement of Science in Space (CASIS), the sole manager of the International Space Station U.S. National Laboratory. She also is a Founder and has served as a member of Bone’s Board of Directors since 2004. Dr. Soo’s unique background in NELL-1 and translational product development strongly positions her to be a Director of the Company.

William Coffin: Director

Founder and CEO of CCG, a national investor relations agency which during his leadership conducted business through offices in New York, Los Angeles, Beijing, Mr. Coffin was an investor relations counselor for over 30 years until his retirement in 2012. In this role, Mr. Coffin represented numerous publicly held and private companies, assisted in over 100 initial public offerings, counseled and participated in over 50 mergers and acquisitions, and worked with virtually every major investment banking firm in the country. Since 2004 until 2015, Mr. Coffin has served as Chairman of the Board of the California Council on Economic Education (“CCEE”), a nonprofit, nonpartisan organization that works towards implementing and increasing economic and financial literacy among California primary and secondary school students. Mr. Coffin is currently Chairman Emeritus of the CCEE. Mr. Coffin is also an adjunct professor in the MBA program at Mount St. Mary’s University, a private liberal arts college in Los Angeles, where he teaches modern theories of corporate governance and corporate communications. Mr. Coffin received a B.A. in journalism from California State University, Los Angeles.

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

Benjamin Wu: Director

Dr. Ben Wu, DDS, PhD is a founder and has served on served as a member of Bone’s Scientific Advisory Board since 2005. He is Professor and Chair of the Division of Advanced Prosthodontics, the Director of the Weintraub Center for Reconstructive Biotechnology at the School of Dentistry and the Executive Director of the UCLA Wireless Health Institute. He also chaired the Department of Bioengineering at the School of Engineering. Dr. Wu provides multidisciplinary patient care in the UCLA Faculty Group Dental Practice, where he focuses on the treatment of advanced, complex oral rehabilitation using implant, fixed, and removable prosthodontics. He is a fellow of the Academy of Prosthodontics. Dr. Wu is internationally recognized for his cutting-edge research in the formation of biomimetic apatites, development of bioinspired growth factors, and engineering of biomimetic microenvironment to deliver cells, proteins, and genes to promote repair and regeneration of hard and soft tissues. Dr. Wu has been highly prolific throughout his entire career (over 170 original research articles, 22 issued patents with more pending) and has been continuously funded by federal research grants. Professor Wu’s research group has extensively analyzed the effects of processing parameters on the formation of biomimetic apatites, and his fundamental understanding has led to applications in the areas of art conservation, drug delivery, separations, and biosensors. His research group has also shed light on the interplay between orthobiologic growth factors and adult stem cells in the area of bone repair. His experimental skills are complemented by insightful mathematical modeling of complex, moving boundary diffusion-reaction problems that have led to key design criteria for tissue engineering, material degradation, and cancer survival mechanisms. His work has impacted clinical disciplines ranging from Orthopedics, Interventional Radiology, Urology, Pediatric Surgery, Orthodontics, and Dentistry. He has work with Dr. Ting and Dr. Soo as to develop novel material systems to deliver NELL-1 to promote bone and cartilage regeneration. He received residency in advanced prosthodontics at Harvard School of Dental Medicine, PhD from the Dept. of Material Science and Engineering at MIT.

Family Relationships

Drs. Ting and Soo are husband and wife.

Board of Directors and Corporate Governance

Our Board of Directors currently consists of seven (7) members, including Bruce Stroever, Dr. Chia Soo, William Coffin, John Booth, Jimmy Delshad, Benjamin Wu, and Stephen R. LaNeve.

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee. The Board of Directors met or acted by written consent 12 times during 2015.

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

Our audit committee consists of John Booth, as Chairman, and Jimmy Delshad. The Audit committee met four times during 2015.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

Our compensation committee consists of John Booth, as Chairman, and Bill Coffin. The compensation committee met six times.

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

Our nominating and corporate governance committee consists of Bill Coffin, as Chairman, and Jimmy Delshad.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that each of the following each failed to file one report of one transaction Mr. Booth, Mr. Coffin, Mr. Delshad, Mr. Oram, Mr. Warnecke. Both Dr. Soo and Dr. Wu each failed to file two reports of one transaction.

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

Scientific Advisory Board

Mr. Gertzman has served as a member of Bone’s Scientific Advisory Board since 2005. He is the former Executive Vice President for Research and Development from MTF since 1996 and is currently a consultant to MTF in patent prosecution. He has been engaged in industrial product development of surgical implants for forty years. From 1964 to 1993, he was employed by Ethicon, Inc., a Johnson & Johnson Company as Director of Product Engineering Johnson & Johnson USA. From 1993 to 1996, he was employed by Xomed Medical Products and served in several positions of responsibility in research and product development, after his appointment as Vice President, Research and Development in 1993. Mr. Gertzman was appointed Vice President, Research and Development for MTF in 1996 and is currently employed in the development of new tissue forms and related processes. He holds over twenty-five (25) U.S. patents, with many more pending, both in the U.S. and internationally. He completed a Bachelor of Science at CCNY in 1960 and a Master’s of Science degree in Chemistry from Boston University in 1963.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by its named executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)(5) (6)	Option Awards ($)(2) (3) (4)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Mike Schuler, Chief Executive Officer (1)	2015	$112,500							$112,500
	2014	$47,500							$47,500

Stephen R. LaNeve, Chief Executive Officer, President, Director	2015	$187,500		$78,750	$3,392,775				$3,659,025
	2014	-

Jeffrey Frelick, Chief Operating Officer	2015	$112,500		$33,750	$1,696,388				$1,842,638
	2014	-

Dr. William Jay Treat, Chief Technology Officer	2015	$300,000			$987,419				$1,287,419
	2014	$195,000			$418,016				$613,016

Deina Walsh, Chief Financial Officer	2015	$108,333		$22,764	$938,427				$1,069,524
	2014	$25,000			$135,774				$160,774

(1)	MTF was paid compensation for Mr. Schuler’s CEO services per a consulting agreement with the Company. On August 17, 2015, the Company appointed Steven R. LaNeve as our full-time Chief Executive Officer and our agreement with MTF for the services of Mr. Schuler concluded.

(2)	The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. These amounts reflect our accounting for these awards and do not correspond to the actual values that may be realized by the named executive officers and do not represent actual cash compensation paid to the recipient. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(3)	We granted option awards in 2015 in connection with the appointments of Mr. LaNeve, Mr. Frelick and Ms. Walsh as executive officers of the Company. Valuation assumptions used to determine grant date fair value as required by FASB ASC 718 are disclosed in Note 9 to our consolidated financial statements for the year ended December 30, 2015. 1/3 of the shares subject to the options vest on each anniversary of the Vesting Commencement Date, subject to the option holder’s Continuous Service (as defined in the Plan) on each vesting date.

(4)	Our 2014 Stock Option Plan was never submitted for approval to the shareholders therefore ineffective. Our 2015 Equity Incentive Plan was approved by majority shareholder consent on December 30, 2015 and all options outstanding as of the effective date were cancelled and re-issued under the new plan at current plan terms. The change in terms was considered a modification to the existing stock options and the incremental fair value is included in the amounts reflected above.

(5)	The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Under ASC 718, the fair value of such stock awards is determined as of the date of grant using the closing market price of common stock on the date of grant. These amounts reflect our accounting for these awards and do not correspond to the actual values that may be realized by the named executive officers and do not represent actual cash compensation paid to the recipient. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(6)	We granted restricted stock awards in 2015 to Mr. LaNeve, Mr. Frelick and Ms. Walsh. These awards vest 100% upon four (4) years from the date of issuance.

Changes in Executive Compensation

Our 2015 Equity Incentive Plan was approved by majority shareholder consent on December 30, 2015 and all options outstanding as of the effective date were cancelled and re-issued under the new plan at current plan terms.

●	Base Salary: The Company’s base salaries are designed as a means to provide a fixed level of compensation in order to attract and retain talent. The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and the strength of our business.

●	Performance-Based Cash Awards: As part of the Company’s executive compensation program, the board intends to establish an annual performance-based cash award program for our executive officers and other key employees based upon individual performance and the Company’s performance. The award program will also be designed to reinforce the Company’s goals and then current strategic initiatives. The annual performance-based cash awards will be based on the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the compensation committee and our Board of Directors. Following the end of each fiscal year, the compensation committee will be responsible for determining the bonus amount payable to the executive officer based on the achievement of the Company’s performance and the individual performance metrics established for such executive.

●	Long-Term Equity Awards: Our Board of Directors believes that equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interest with those of our stockholders. We grant annual equity awards to our executive officers under our 2015 Equity Incentive Plan. Our Board of Directors adopted and approved the following 2015 Equity Incentive Plan and intends to submit it for approval by our stockholders.

●	2015 Equity Incentive Plan: The Company has 14,000,000 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

●	Awards may be granted under our 2015 Equity Incentive Plan to our employees, including officers, director or consultants, and our present or future affiliated entities. While we may grant incentive stock options only to employees, we may grant non-statutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock based awards to any eligible participant.

●	The 2015 Equity Incentive Plan will be administered by our compensation committee. Subject to the provisions of our 2015 Equity Incentive Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2015 Equity Incentive Plan and awards granted under our 2015 Equity Incentive Plan.

Our Board of Directors approved the following compensation for our named executive officers:

Stephen R. LaNeve, Chief Executive Officer:

Base Salary: Mr. LaNeve’s base salary is $500,000.

Bonus: During each calendar year, Mr. LaNeve shall be eligible to earn an annual target bonus of seventy percent (70%) of his base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the board of directors, or any compensation committee thereof, (after considering any input or recommendations from Mr. LaNeve) within sixty (60) days following the beginning of each calendar year during Mr. LaNeve’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Mr. LaNeve must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than seventy percent (70%) of Mr. LaNeve’s base salary.

Stock Options: Mr. LaNeve was granted an option to purchase 6% of the then outstanding shares of the Company’s common stock, at an exercise price that equals to the fair market price on the date of the grant. These options will vest annually over three (3) years such that they are vested in full on the third year anniversary of the employment agreement date, provided, that any stock option that is unvested on the date of termination shall be forfeited on such date of termination, subject to certain exceptions.

Jeffrey Frelick, Chief Operating Officer:

Base Salary: Mr. Frelick’s base salary is $300,000.

Bonus: During each calendar year, Mr. Frelick shall be eligible to earn an annual target bonus of fifty percent (50%) of his base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the board of directors, or any compensation committee thereof, (after considering any input or recommendations from Mr. Frelick) within sixty (60) days following the beginning of each calendar year during Mr. Frelick’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Mr. Frelick must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than fifty percent (50%) of Mr. Frelick’s base salary.

Stock Options: Mr. Frelick was granted an option to purchase 3% of the then outstanding shares of the Company’s common stock, at an exercise price that equals to the fair market price on the date of the grant. These options will vest annually over three (3) years such that they are vested in full on the third year anniversary of the employment agreement date, provided, that any stock option that is unvested on the date of termination shall be forfeited on such date of termination, subject to certain exceptions.

Deina H. Walsh, Chief Financial Officer:

Base Salary: Ms. Walsh’s base salary is $200,000.

Bonus: During each calendar year beginning in 2016, Ms. Walsh shall be eligible to earn an annual target bonus of thirty-five percent (35%) of her base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the board of directors, or any compensation committee thereof, (after considering any input or recommendations from Ms. Walsh) within sixty (60) days following the beginning of each calendar year during Ms. Walsh’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Ms. Walsh must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than thirty-five percent (35%) of Ms. Walsh’s base salary.

Stock Options: On November 4, 2014, Ms. Walsh was granted an option to purchase 0.75% of the Company’s fully diluted shares of common stock. The option will be granted under Company’s stock plan and related stock option documents. The Option is intended to be an “incentive stock option” (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to the greatest extent permitted under the code. The option has an exercise price of $1.00 per share, equal to the price of the shares awarded under the Merger Agreement in connection with the Merger. As a condition of receipt of the option, Ms. Walsh was required to sign Company’s standard form of stock option agreement and the option is subject to the terms and conditions of the plan, the option agreement and her employment agreement. The option vests over a three-year period from the effective date subject to Ms. Walsh’s continued Service (as defined in the plan), with 33.33% of the shares subject to the option becoming vested and exercisable on the date that Ms. Walsh’s employment agreement is executed, 33.33% of the shares subject to the option becoming vested and exercisable on the date that is twelve (12) months after the effective date, and 33.34% of the shares subject to the option vesting and becoming exercisable on the date that is twenty four (24) months after the effective date; provided, however, that all unvested shares subject to the option (and any additional equity awards hereafter issued by Company to Ms. Walsh pursuant to the plan) shall fully vest and be exercisable if Ms. Walsh’s service ceases as a result of a “qualifying termination” occurring on or within twelve (12) months after a “change in control.”

On December 1, 2015, Ms. Walsh is entitled to purchase 465,795 shares of Common Stock of the Company as of the date of the grant on the condition that i) the exercise price will be the current market price on the date of the grant; and ii) 155,265 of the shares underlying the grant shall vest on the first anniversary of the execution of the Letter Agreement, 155,265 of the shares underlying the grant shall vest on the second anniversary of the execution of the Letter Agreement and 155,265 of the shares underlying the grant shall vest on the third anniversary of the Letter Agreement. Any portion of the stock option grant that is unvested on the date of her termination shall be forfeited on such date of termination except: (i) in the case of termination by the Company without cause; and (ii) upon a change in control (as defined in the equity incentive plan) of the Company, which shall result in the immediate accelerated vesting of all options granted but unvested under the letter agreement as of (i) or (ii). such options shall be subject to the terms of the equity incentive plan and stock option agreements which shall be entered into at a later mutually agreed-upon date to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, she shall be provided an opportunity to invest in the Company such that her interest, at her option, remains un-diluted or partially diluted.

The Company’s compensation committee believes these agreements and other incentives granted to these named executive officers in 2015 align our named executive officers’ interests with those of our stockholders. Our compensation committee and board of directors continues to evaluate our executive compensation program with a view toward motivating our named executive officers to meet our strategic operational and financial goals in the best interests of our stockholders.

Potential Payments upon Termination of Change in Control

None.

Changes to Potential Payments upon Termination of Change in Control

None.

Consulting Agreements for Executives

None other than noted above.

Grants of Plan-Based Awards

Name/Date Issued	Exercise Price	Number of Shares	Expiration date

Stephen R. LaNeve/August 2015	$1.59	2,081,191	December 27, 2025
Jeffrey Frelick/August 2015	$1.59	1,040,596	December 27, 2025
Deina Walsh/November 2015	$1.59	465,795	December 27, 2025
Dr. William Jay Treat/December 2015	$1.59	216,355	December 27, 2025
Deina Walsh/ December 2015	$1.59	64,907	December 27, 2025
Total options issued to executives for the year ended December 31, 2015		3,868,844

Executives Outstanding Equity Awards at Fiscal Year End

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Mike Schuler, CEO	-	-	-	-		-	-	-	-	-
Stephen R. LaNeve, Chief Executive Officer, President, Director 2015	-	2,081,191	-	$1.59		December 27, 2025			38,414	$78,750
2014		-	-			-	-	-	-
Jeffrey Frelick, Chief Operating	-	1,040,596	-	$1.59		December 27, 2025	-	-	16,463	$33,750
Officer	-	-	-	-		-	-	-	-	-
Dr. William Jay Treat, Chief Technology Officer 2015	534,867	264,547	-	$1.59	(1)	December 27, 2025	-	-	-	-
2014	198,202	384,857	-	$1.00		-	-	-	-	-
Deina Walsh, Chief Financial Officer 2015	159,884	545,736	-	$1.59	(1)	December 27, 2025	-	-	11,104	$22,764
2014	58,306	116,612	-	$1.00		-	-	-	-	-

(1)	Our 2014 Stock Option Plan was never submitted for approval to the shareholders therefore ineffective. Our 2015 Equity Incentive Plan was approved by majority shareholder consent on December 30, 2015 and all options outstanding as of the effective date were re-issued under the new plan at current plan terms. The change in terms was considered a modification to the existing stock options and the incremental fair value is included in the amounts reflected above.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2015 by the members of our board of directors.

Name	Fees Earned or Paid in Cash	Option Awards	Share Awards	Total
Bruce Stroever(1)	$35,000	$76,709	79,499	$191,208
Dr. Chia Soo	25,000	100,642	50,000	175,642
William Coffin	30,000	100,642	50,000	180,6432
John Booth	30,000	100,642	50,000	180,642
Jimmy Delshad	25,000	100,642	50,000	175,642
Steve Warnecke(2)	30,000	76,709	79,499	186,208
George A. Oram(3)	25,000	91,794	50,000	166,794
Dr. Benjamin Wu	4,167	64,500	-	68,667

Total	$204,167	$712,280	408,998	$1,325,445

(1)	MTF is paid compensation for Mr. Stroever’s services per a consulting agreement with the Company.
(2)	Mr. Warnecke resigned March 1, 2016.
(3)	Mr. Oram resigned March 11, 2016.

Changes in Director Compensation

The Board adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) which revised the directors’ compensation to the following:

Annual Cash Compensation

Commencing at the beginning of the first calendar quarter following the Effective Date, each Non-Employee Director will receive the cash compensation set forth below for service on the Board. The annual cash compensation amounts will be payable in equal quarterly installments, in arrears following the end of each quarter in which the service occurred, pro-rated for any partial months of service. All annual cash fees are vested upon payment.

1.	Annual Board Service Retainer:

a.	All Non-Employee Directors other than the Board Chair: $25,000

b.	Non-Employee Director who is the Board Chair: $35,000

2.	Annual Committee Chair Service Retainer (in addition to Annual Board Service Retainer):

a.	Chairman of the Audit Committee: $5,000

b.	Chairman of the Compensation Committee: $5,000

c.	Chairman of the Corporate Governance Committee: $5,000

Equity Compensation

Equity awards will be granted under the Company’s 2015 Equity Incentive Plan or any successor equity incentive plan (the “Plan”). All stock options granted under this Director Compensation Policy will be Nonstatutory Stock Options (as defined in the Plan), with a term of ten years from the date of grant and an exercise price per share equal to 100% of the Fair Market Value (as defined in the Plan) of the underlying common stock of the Company (“Common Stock”) on the date of grant.

(a)	Automatic Equity Grants.

(i) Initial Grant for New Directors. Without any further action of the Board, each person who, after the Effective Date, is elected or appointed for the first time to be a Non-Employee Director will automatically, upon the date of his or her initial election or appointment to be a Non-Employee Director, be granted a Nonstatutory Stock Option to purchase 50,000 shares of Common Stock (the “Initial Grant”), regardless of when such person is elected or appointed to the Board. Each Initial Grant will fully vest on the date of the annual meeting of the stockholders of the Company (“Annual Meeting”) next following the Initial Grant.

(ii) Annual Grant. Without any further action of the Board, at the close of business on the date of each Annual Meeting following the Effective Date, each person who is then a Non-Employee Director will automatically be granted a Nonstatutory Stock Option to purchase a number of shares of Common Stock having an Option Value (calculated on the date of grant) of $50,000 (the “Annual Grant”). Each Annual Grant will vest in a series of four (4) successive equal quarterly installments over the one-year period measured from the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock as of March 14, 2016, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its Common Stock, each director, each named executive officer, and all of its directors and named executive officers as a group.

Name of Beneficial Owner or Identity of Group	Title of Class	Shares(1)		Percentage

5% or greater stockholders:

The Musculoskeletal Transplant Foundation, Inc. 175 May Street Edison, NJ 08837	Common Stock	12,483,479	(2)	32.1%

Don R. Hankey 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	1,981,139	(3)	5.0%

AFH Holding & Advisory, LLC 269 Beverly Drive, Ste. 1600 Beverly Hills, CA 90212	Common Stock	6,287,209	(4)	15.8%

Amir Heshmatpour 269 Beverly Drive, Ste. 1600 Beverly Hills, CA 90212	Common Stock	7,678,209	(5)	19.4%

Orthofix Holdings Inc. 3451 Plano Parkway Lewisville, TX 75056	Common Stock	2,397,712	(6)	6.2%

Executive Officers and Directors:
Stephen LaNeve 321 Columbus Avenue Boston, MA 02116	Common Stock	-		-

Jeffrey Frelick 321 Columbus Avenue Boston, MA 02116	Common Stock	-		--

Deina H. Walsh 321 Columbus Avenue Boston, MA 02116	Common Stock	159,884	(7)	0.4%

Bruce Stroever(8) 175 May Street, Suite 400 Edison, NJ 08837		-		-

Dr. Chia Soo 321 Columbus Avenue Boston, MA 02116	Common Stock	3,170,675	(9)	8.3%

Dr. Benjamin Wu 321 Columbus Avenue Boston, MA 02116	Common Stock	1,020,991	(10)	2.7%

William Coffin 321 Columbus Avenue Boston, MA 02116	Common Stock	109,375	(11)	0.3%

John Booth 321 Columbus Avenue Boston, MA 02116	Common Stock	89,375	(12)	0.2%

Jimmy Delshad 321 Columbus Avenue Boston, MA 02116	Common Stock	109,375	(13)	0.3%

Total Officers and Directors as a Group (8 persons)	Common Stock	4,659,675	(14)	12.1%

Reserve for Future Issuance:
Option Plan		2,250,682

(1)	Based on 38,014,507 issued and outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable 60 days from our report date.

(2)	Consists of 11,640,096 shares, 793,383 shares underlying warrants exercisable within 60 days and 50,000 shares underlying stock options exercisable within 60 days.

(3)	Consists of 450,000 shares owned by Don R. Hankey, Trustee of the Don Hankey Trust over which Mr. Hankey has voting and investment control and 731,139 shares and 800,000 shares underlying debt convertible at any time held by Hankey Capital, LLC over which Mr. Hankey has voting and investment control. This amount does not include the 11,392,407 shares that were issued as collateral for the three (3) convertible notes to Hankey Capital, 4,896,203 shares underlying debt conversion and 5,577,340 shares underlying warrants in accordance with provisions limiting the exercise/conversion thereof.

(4)	Includes 1,632,596 shares underlying warrants exercisable within 60 days.

(5)	Consists of (a) 6,287,209 shares beneficially owned by AFH Holding of which Mr. Heshmatpour is the sole member and over which he has sole voting and investment control, (b) 300,000 shares owned by KIG LLC of which Mr. Heshmatpour’s spouse is the sole member and over which she has sole voting and investment control and (c) 900,000 shares owned by Mr. Heshmatpour’s children.

(6)	Includes 458,334 shares underlying warrants exercisable within 60 days.

(7)	Includes 159,884 shares underlying stock options exercisable within 60 days.

(8)	Mr. Stroever is the President and Chief Executive Officer of the Musculoskeletel Transplant Foundation, Inc. (MTF) and, as such, advises MTF with respect to voting and investment decisions relating to the shares of the Company owned by MTF but does not have or share voting and investment power over such shares. Mr. Stroever disclaims beneficial ownership of any shares owned by MTF.

(9)	Includes 119,318 shares underlying warrants exercisable within 60 days, 384,616 issuable on the earlier of September 24, 2018 and the occurrence of certain events described in a letter agreement dated September 24, 2015 and 68,553 shares underlying stock options exercisable within 60 days.

(10)	Includes 384,615 issuable on the earlier of September 24, 2018 and the occurrence of certain events described in a letter agreement dated September 24, 2015 and 50,000 shares underlying stock options exercisable within 60 days.

(11)	Includes 68,553 shares underlying stock options exercisable within 60 days.

(12)	Includes 68,553 shares underlying stock options exercisable within 60 days.

(13)	Includes 68,553 shares underlying stock options exercisable within 60 days.

(14)

Includes 119,318 shares underlying warrants exercisable within 60 days, 769,231 shares issuable on the earlier of September 24, 2018 and the occurrence of certain events described in a letter agreement dated September 24, 2015 and 484,096 shares underlying stock options exercisable within 60 days.

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

Director Independence

Our Board of Directors currently consists of seven (7) members, including Bruce Stroever, Dr. Chia Soo, William Coffin, John Booth, Jimmy Delshad, Dr. Benjamin Wu and Stephen R. LaNeve. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that William Coffin, John Booth, and Jimmy Delshad (the “Independent Directors”) would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2). Further, our Board of Directors has determined that each of the independent directors would qualify as “independent” under NASDAQ Listing Rules applicable to such board committees. Bruce Stroever would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the Chief Executive Officer of MTF, a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to MTF. Dr. Chia Soo would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because she has a professional services agreement with the Company to provide services in excess of $120,000. Dr. Benjamin Wu would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he has a professional services agreement with the Company to provide services in excess of $120,000. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2015 and 2014.

Audit Fees

	2015	2014
Anton & Chia (1)	$58,347	$73,628
BDO (2)	$-	$28,925
Anton & Chia (3)	$-	$2,080

(1)	Includes review and consent of Form S-1 registration statement and the audit of the historical financial statements of Bone Biologics Inc. included in the Company’s Form 8k filed on September 24, 2014.

(2)	BDO was initially engaged to audit the historical financial statements of Bone Biologics Inc.

(3)	Fees paid for services provided prior to the merger for audit of the shell entity.

Audit Related Fees

There were no fees billed to the Company by Anton & Chia for assurance and related services that are reasonably related to the performance of the audit related fees.

Tax Fees

Foster, Griffith and Allen, Inc.	$3,775	$3,373

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

See Exhibit Index.

(b) Financial Statements:

The financial statements required to be included in this Annual Report are included at pages 45 to 68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2016.

BONE BIOLOGICS CORPORATION

By:	/s/ Stephen R. LaNeve
Name:	Stephen R. LaNeve
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen R. LaNeve and Deina H. Walsh, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen R. LaNeve
Stephen R. LaNeve	Chief Executive Officer (Principal Executive Officer)	March 28, 2016

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2016

/s/ Bruce Stroever
Bruce Stroever	Director	March 28, 2016

/s/ Dr. Chia Soo
Dr. Chia Soo	Director	March 28, 2016

/s/ William Coffin
William Coffin	Director	March 28, 2016

/s/ John Booth
John Booth	Director	March 28, 2016

/s/ Jimmy Delshad
Jimmy Delshad	Director	March 28, 2016

/s/ Dr. Benjamin Wu	Director	March 28, 2016
Dr. Benjamin Wu

Bone Biologics Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bone Biologics, Corp.

321 Columbus Ave.

Boston, MA 02116

We have audited the accompanying consolidated balance sheets of Bone Biologics, Corp. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP
Newport Beach, California
March 25, 2016

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

Assets

Current assets
Cash	$1,115,109	$2,661,396
Prepaid expenses	85,998	89,517
Deferred financing fees	873,274	983,857
Other receivables - related party	-	75,000

Total current assets	2,074,381	3,809,770

Property and equipment, net	5,804	11,621

Total assets	$2,080,185	$3,821,391

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$322,078	$215,389
Shares to be issued	1,823,077	-
Note payable to related party	-	3,659,328

Total current liabilities	2,145,155	3,874,717

Note payable, net of debt discount of $1,383,905 and $1,354,806, respectively	5,616,095	3,645,194

Total liabilities	7,761,250	7,519,911

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 32,211,956 and 24,269,047 shares issued and outstanding at December 31, 2015 and 2014, respectively	32,212	24,269
Additional paid-in capital	20,201,567	8,315,128
Accumulated deficit	(25,914,844)	(12,037,917)

Total stockholders’ deficit	(5,681,065)	(3,698,520)

Total liabilities and stockholders’ deficit	$2,080,185	$3,821,391

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Statements of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	3,666,108	623,522
General and administrative	8,329,978	1,509,306
Transaction costs	-	877,776

Total operating expenses	11,996,086	3,010,604

Loss from operations	(11,996,086)	(3,010,604)

Other expenses
Other expense	-	(9,624)
Interest expense, net	(1,872,001)	(1,402,585)

Total other expenses	(1,872,001)	(1,412,209)

Loss before provision for income taxes	(13,868,087)	(4,422,813)

Provision for income taxes	8,840	1,600

Net loss	$(13,876,927)	$(4,424,413)

Weighted average shares outstanding - basic and diluted	28,462,386	14,952,205

Loss per share - basic and diluted	$(0.49)	$(0.30)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	10,928,099	$10,928	$1,994,470	$(7,613,504)	$(5,608,106)

Warrants issued in connection with Notes Payable			2,312,755	-	2,312,755

Issuance of common stock, net of issuance costs	500,000	500	479,500	-	480,000

Shares issued to existing AFH Acquisition X, Inc. shareholders	3,853,600	3,854	(3,854)	-	-

Debt converted into common shares	2,658,234	2,658	2,488,350	-	2,491,008

Warrants issued for Services	-	-	787,266	-	787,266

Stock Compensation	-	-	256,641	-	256,641

Common shares issued for collateral on note payable	6,329,114	6,329	-	-	6,329

Net Loss	-	-	-	(4,424,413)	(4,424,413)

Balance at December 31, 2014	24,269,047	$24,269	$8,315,128	$(12,037,917)	$(3,698,520)

Stock Compensation	-	-	3,291,434	-	3,291,434

Warrants issued for Services	-	-	860,502	-	860,502

Warrants issued in connection with Notes Payable	-	-	652,200	-	652,200

Common shares issued for collateral on note payable	2,531,646	2,532	-	-	2,532

Shares issued for Services	2,105,637	2,106	3,232,837	-	3,234,943

Claw-back shares issued to AFH Acquisition X, Inc. shareholders	867,163	867	(867)	-	-

Debt converted into common shares	2,438,463	2,438	3,850,333	-	3,852,771

Net Loss	-	-	-	(13,876,927)	(13,876,927)

Balance at December 31, 2015	32,211,956	$32,212	$20,201,567	$(25,914,844)	$(5,681,065)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014

Operating activities
Net loss	$(13,876,927)	$(4,424,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,451	280
Interest expense	105,669	318,215
Amortization of deferred financing costs	661,617	60,398
Debt discount amortization	623,101	437,115
Stock-based compensation	3,700,431	256,642
Warrants issued with Line of Credit	-	520,487
Warrants issued to consultants	497,003	379,349
Loss on sale of marketable securities	-	9,624
Shares issued for services	2,825,943	-
Transaction costs financed through notes payable	-	590,000
Shares to be issued for research & development services	1,823,077	-
Loss on disposal of fixed equipment	1,870	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,519	(78,750)
Deferred financing costs	(185,000)	(543,401)
Other receivables - related party	75,000	(75,000)
Advances due to related party	-	(41,300)
Accounts payable and accrued expenses	194,463	(164,864)

Net cash (used in) operating activities	(3,545,783)	(2,755,618)

Investing activities
Purchase of property and equipment	(504)	(11,901)
Proceeds from sale of marketable securities	-	37,377

Net cash (used in) provided by investing activities	(504)	25,476

Financing activities
Proceeds from the issuance of common stock	-	480,000
Repayment of debt	-	(590,000)
Proceeds from issuance of notes payable - related party	-	553,371
Repayment of notes payable - related party	-	(303,371)
Proceeds from issuance of notes payable	2,000,000	5,250,000

Net cash provided by financing activities	2,000,000	5,390,000

Net increase (decrease) in cash	(1,546,287)	2,659,858

Cash, beginning of period	2,661,396	1,538
Cash, end of period	$1,115,109	$2,661,396

Supplemental non-cash information
Legal expenses paid through relief of related party receivable	$75,000	$-
Issuance of warrants in connection with Notes Payable, net of amortization included above	$-	$248,744
Related Party Debt and accrued interest converted into Common Shares	$3,852,771	$-
Issuance of warrants in payment of financing fees	$-	$21,738
Note payable received in the form of investments	$-	$50,000
Interest paid	$544,708	$72,014
Taxes paid	$8,840	$1,600

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Notes to Consolidated Financial Statements

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

Going Concern and Liquidity

The Company has no significant operating history and, since inception to December 31, 2015, has generated a net loss of approximately $25.9 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $6.9 million. The accompanying consolidated financial statements for the year ended December 31, 2015 have been prepared assuming the Company will continue as a going concern. In connection with the LOI (See Note 5), management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes included activities of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the year ended December 31, 2015.

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

As a result, the deferred financing cost as of December 31, 2014 was $983,857. During the year ended December 31, 2015, the Company incurred and capitalized $551,034 related cost associated with the May 2015 financing. As of December 31, 2015, the deferred financing cost was $873,274. Amortization of deferred financing costs was $661,617 and $60,398 for the years ended December 31, 2015 and 2014, respectively.

Other receivables – related party

Other receivables – related party represented a receivable from AFH, a shareholder, for fees paid on their behalf for legal services. In 2015 the Company offset the receivable against legal expenses incurred by AFH for Company expenses.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at December 31, 2015 and 2014.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of December 31, 2015 and 2014.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Warrants	9,779,464	7,023,464
Stock options	6,294,226	757,977
Convertible promissory notes	4,430,380	6,911,659
	20,504,070	14,693,100

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

3. Property and Equipment

Property and equipment consist of the following at:

	December 31, 2015	December 31, 2014

Furniture and equipment	$9,786	$11,901
Less accumulated depreciation	(3,982)	(280)
	$5,804	$11,621

Depreciation expense for the year ended December 31, 2015 and 2014 was $4,451 and $280, respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2015	December 31, 2014

Interest expense	$-	$87,774
Accounts payable	186,814	119,776
Accrued Bonuses	135,264	-
Payroll liabilities	-	7,839
	$322,078	$215,389

5. Commitments and Contingencies

Letter Agreement

In August of 2012, Bone Biologics, Inc., along with its then majority owner and debt holder, Musculoskeletal Transplant Foundation (“MTF”), entered into a letter agreement (the “AFH/MTF Agreement”) with AFH to consummate a business combination through a share exchange, reverse merger, or other similar transactions resulting in the Company becoming a public entity (the “Transaction”). In August 2013, the letter agreement (the “AFH/MTF Agreement”) was amended and restated, and on May 7, 2014, the AFH/MTF Agreement was again amended and restated. The Amended and Restated letter agreement dated May 7, 2014 (the “Amended AFH/MTF Agreement”) contemplates and defines the following events:

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

Consummation of Business Combination (“Closing II”)

Under the Amended AFH/MTF Agreement, it was contemplated that the Company and its equity holders would consummate a share exchange, reverse merger, or other business combination with a Delaware corporation publicly reporting pursuant to United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a private Delaware corporation (“Acquisition Co.”), either directly or indirectly through an affiliate. If the post-business combination entity was not already a corporation publicly reporting pursuant to the Exchange Act, AFH would assist the post-business combination entity with the filing of an appropriate registration statement resulting in the Company becoming a public company (“PubCo”). The Company affected a merger on September 19, 2014 (See Note 1 Recapitalization). AFH received $590,000 in connection with the business combination.

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

UCLA Exclusive License Agreement

On March 15, 2006, the Company entered into an exclusive license agreement (the “Initial Agreement”) with the Regents of the University of California Los Angeles (“UCLA”). The Initial Agreement has been amended through nine sets of amendments (as so amended, the “The UCLA License Agreement”).

The UCLA License Agreement provides us with an exclusive license to several of UCLA patents covering, among other things, enhanced NELL-1 bone mineralization. The grant of the UCLA License Agreement is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire UCLA patent licensed under the UCLA License Agreement expires. Under the UCLA License Agreement, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the UCLA License Agreement patents in a certain Field of Use which is currently defined as special function by local administration and expressly excludes osteoporosis and cartilage indications or systemic administration in all indications. Currently the parties are negotiating in good faith the terms pursuant to which UCLA will grant an option to exclusively license UCLA Patent Rights in the osteoporosis indication. After December 22, 2016, we may notify UCLA of our interest in requesting an expansion of the Field of Use to include additional available indications, including cartilage indications or systemic administration in the Field of Use. The parties will engage in good faith discussions of such requests.

We have agreed to pay an annual maintenance fee to UCLA of $10,000 as well as to pay certain royalties to UCLA under the UCLA License Agreement at the rate of 3.0% of net sales of licensed products. We must pay the royalties to UCLA on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA patents, then we may reduce the royalty owed to UCLA by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA patent, then we will pay to UCLA 10% to 20% of the sublicensing income we receive from such sublicense.

We are obligated to make the following milestone payments to UCLA for each Licensed Product or Licensed Method:

●	$100,000 upon enrollment of the first subject in a Feasibility Study;

●	$250,000 upon enrollment of the first subject in a Pivotal Study:

●	$500,000 upon Pre-Market Approval of a Licensed Product or Licensed Method; and

●	$1,000,000 upon the First Commercial Sale of a Licensed Product or Licensed Method.

We are also obligated to pay UCLA a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA exercisable after December 22, 2016, such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA patents set forth in the UCLA License Agreement. UCLA has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the UCLA License Agreement.

We must reimburse or pre-pay UCLA for patent prosecution and maintenance costs incurred during the term of the UCLA License Agreement. We have the right to bring infringement actions against third party infringers of the UCLA License Agreement, UCLA may join voluntarily, at its own expense, or, at our expense, be joined involuntarily to the action. We are required to indemnify UCLA against any third party claims arising out of our exercise of the rights under the UCLA License Agreement or any sublicense.

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

6. Notes Payable to Related Party

As of December 31, 2015 and 2014, the Company’s notes outstanding, with MTF a related party, consisted of the following:

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2015	December 31, 2014

New MTF Convertible Promissory Note	9/19/14	3/31/15	8.5%	-0-	3,747,102

Less: Accrued interest expense				-0-	87,774
Notes payable to related party				$-0-	$3,659,328

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

First Secured Convertible Note and Warrant

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

Second Secured Convertible Note and Warrant

On May 4, 2015, the Company issued a convertible promissory note in the amount of $2,000,000 (the “Second Convertible Note”) to Hankey Capital. The Second Convertible Note matures on May 4, 2018 (the “Second Maturity Date”) and bears interest at an annual rate of interest of the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Second Maturity Date, Hankey Capital has a right, in their sole discretion, to convert the Second Convertible Note into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion.

The Second Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “Second Collateral”). The number of shares in the Second Collateral shall be adjusted on a yearly basis. The shares representing the Second Collateral contain a restrictive legend. Hankey Capital may hold the Second Collateral in any brokerage account of its choosing, but shall not transfer, sell or otherwise dispose of any Second Collateral, except during the existence of an Event of Default, as defined in the Second Convertible Note. The Second Convertible Note is further secured by collateral assignments of all the Company’s license agreements.

The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital shall return Second Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all the collateral shares shall be returned return and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the Second Convertible Note.

In connection with the Second Convertible Note to Hankey Capital, on May 4, 2015 the Company issued 2,531,646 common shares as collateral.

The Company paid a commitment fee in the amount of $60,000 (3% of the original principal amount of the loan) to Hankey Capital. The Company intends to use the proceeds of the Convertible Note for working capital and general corporate purposes.

On May 4, 2015, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58 (the “Second Warrant”). The Second Warrant will expire on May 4, 2018. The Second Warrant includes such other terms that are normal and customary for warrants of this type.

Under the terms of both the Second Convertible Note and the Second Warrant, at any time that any of the Company’s equity securities are registered under Section 12 of the Securities and Exchange Act of 1934, the aggregate number of Common Stock shares that may be acquired by Hankey Capital upon any exercise of any conversion under the Second Convertible Note or exercise of the Second Warrant, shall be limited to the extent necessary to insure that, following such exercise, or other acquisition, the total number of Common Stock shares then beneficially owned by Hankey Capital and its affiliates may not exceed 4.999% of the total number of issued and outstanding Common Stock. The Company shall, instead of issuing or transferring Common Stock in excess of this limitation, suspend its obligation to issue Common Stock in excess of the foregoing limitation until such time, if any, as such Common Stock shares may be issued in compliance with such limitation; provided, that, by written notice to the Company, Hankey Capital may waive the provisions of this section or increase or decrease the maximum percentage to any other percentage specified in such notice; provided further that any such waiver or increase or decrease will not be effective until the 61st day after such notice is received by the Company.

The total debt discount costs related to our outstanding debt for the years ended December 31, 2015 and 2014, was $623,101 and $437,115, respectively. These costs were amortized to interest expense. The unamortized debt discount at December 31, 2015 was $1,383,905. The cost is expected to be recognized over a period of 2 years. The unamortized debt discount at December 31, 2014 was $1,354,806.

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2015	December 31, 2014

Secured Convertible Note	10/24/14	10/24/17	8.5%	5,000,000	5,000,000

Second Secured Convertible Note	5/4/15	5/4/18	8.5%	2,000,000	-0-
				7,000,000	5,000,000
Less: Debt discount				1,383,905	1,354,806
Net Notes payable				$5,616,095	$3,645,194

8. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2015 and 2014, the Company had an aggregate of 32,211,956 shares and 24,269,047 shares of common stock outstanding, respectively.

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

The Letter Agreement related to past work product and past data and therefore will be expensed as research and development costs upon the effective date and recorded as shares to be issued.

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

In exchange for the services to be rendered by Consultant hereunder, Company shall issue Consultant a stock option to purchase 1,174,816 shares of the Company’s common stock, which as of the effective date corresponds to approximately 2.75% of the Company’s fully diluted shares outstanding. Such stock option shall have a term of ten (10) years, and all shares shall vest on the date that is the fourth (4th) year anniversary of the date of issuance of such stock option, subject to the terms of the Company’s Equity Incentive Plan. Notwithstanding the foregoing, (i) in the event of a termination of this Agreement by the Company without cause pursuant to Section 4.2, or by Consultant with or without cause pursuant to Section 4.3 and Section 4.2, respectively, a pro-rated portion of the shares issuable pursuant to the stock option (based on the number of months that have then elapsed from the effective date, divided by 48 months) shall, at the option of the Consultant, immediately vest, and (ii) in the event of a change of control of the Company prior to a termination of the Agreement, all shares issuable pursuant to the stock option shall, at the option of the Consultant, immediately vest. For the purposes of the Agreement, the term “Change in Control” means a merger, reorganization or consolidation involving Company in which the voting securities of Company outstanding immediately prior thereto cease to represent at least fifty percent (50%) of the combined voting power of the surviving entity immediately after such merger, reorganization or consolidation. The exercise price per share for the issued stock option will be One Dollar and Fifty Eight Cents ($1.58), or, if greater, the fair market value per share of the Company’s common stock as of the date of grant, as determined by the Board of Directors of the Company. Consultant shall have the right to forfeit the stock option at any time prior to exercise upon written notice to the Company.

Common Stock Warrants

As of December 31, 2015, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date

2006	$0.17	60,920	October 31, 2016
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,955,697	October 23, 2017
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2018
October 2015	$1.58	158,229	October 27, 2018

Total warrants at December 31, 2015		9,779,464	2.81 years

No common stock warrants were exercised or expired during the year ended December 31, 2015 and 2014.

9. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 14,000,000 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

Awards may be granted under our 2015 Equity Incentive Plan to our employees, including officers, director or consultants, and our present or future affiliated entities. While we may grant incentive stock options only to employees, we may grant non-statutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock based awards to any eligible participant.

The 2015 Equity Incentive Plan will be administered by our compensation committee. Subject to the provisions of our 2015 Equity Incentive Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2015 Equity Incentive Plan and awards granted under our 2015 Equity Incentive Plan.

Our 2014 Stock Option Plan was never submitted for approval to the shareholders therefore ineffective. Our 2015 Equity Incentive Plan was approved by majority shareholder consent on December 30, 2015 and all options outstanding as of the effective date were re-issued under the new plan at current plan terms.

During the year ended December 31, 2015 and 2014, the Company had stock-based compensation expenses of $829,667 and $148,334, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. Stock-based compensation for the year ended December 31, 2015 related to the issuance of stock options was $529,667. Stock-based compensation for the year ended December 31, 2015 related to the issuance of shares was $300,000.

A summary of stock option activity for the year ended December 31, 2015, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2014
Granted – 2014	757,977	$1.59	10.00	-
Forfeited – 2014	-	-	-	-
Exercised – 2014	-	-	-	-
Outstanding as of January 1, 2015	757,977	$1.59	10.00	-
Granted – 2015	5,536,249	1.59	10.00	-
Forfeited – 2015	-	-	-	-
Exercised – 2015	-	-	-	-
Outstanding as of December 31, 2015	6,294,226	$1.59	10.00	-

Date Issued	Exercise Price	Number of Shares	Expiration date

September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	300,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	889,822	December 27, 2025

Total options at December 31, 2015		6,294,226

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the year ended December 31, 2015 or December 31, 2014.

There were 5,536,249 options issued during the year ended December 31, 2015. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

There were 322,860 shares issued during the year ended December 31, 2015 per our director’s compensation agreement.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the year ended December 31, 2015 are as follows:

December 31, 2015
Risk free interest rate	0.97%-1.88%
Expected life (in years)	3-6
Expected Volatility	109.81%-114.73%
Expected dividend yield	0%

A summary of the changes in the Company’s non-vested options during the year ended December 31, 2015, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value

Non-vested at January 1, 2014	-	-	-
Granted in 2014	757,977	$0.73
Vested in 2014	(256,508)	$0.73	-
Non-vested at January 1, 2015	501,469	$0.73	-
Granted in 2015	5,536,249	$1.29	-
Vested in year ended December 31, 2015	(881,008)	$0.73	-
Non-vested at December 31, 2015	5,156,710	$1.29	-
Exercisable at December 31, 2015	1,137,516	$1.06	-
Outstanding at December 31, 2015	6,294,226	$1.29	-

As of December 31, 2015, total unrecognized compensation cost related to unvested stock options was $6,159,462. The cost is expected to be recognized over a weighted average period of 2.20 years.

2016	2017	2018	2019
$3,532,582	$1,555,178	$744,807	$326,895

10. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2015	December 31, 2014

Current:
Federal	$-	$-
State	8,840	1,600

Total current	8,840	1,600

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$8,840	$1,600

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2015	December 31, 2014

Deferred tax assets
Net operating losses	$6,507,000	$2,631,000
Patents	175,000	326,000
Accrued expenses	60,000	952,000
R&D credits	137,000	85,000
Warrants	2,675,000	765,000

Total	9,554,000	4,759,000

Less: Valuation allowance	(9,554,000)	(4,759,000)

	$-	$-

The Company’s federal and state net operating loss carryfowards at December 31, 2015 and 2014 were approximately $16,226,000 and $6,638,000, respectively, and will begin to expire in 2020 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $9,554,000 at December 31, 2015. The net change in the valuation allowance for the year ended December 31, 2015 was $4,795,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2015 and 2014. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

11. Related Party Transactions

Starting in September 2006, the Company entered into a series of consulting agreements with one of its stockholders whom previously served as Chairman, President and CEO of the Company. The Company paid $75,000 and $90,000, for the year ended December 31, 2015 and 2014, respectively, in consulting fees to this related party.

On September 19, 2014, the Company granted the consultant warrants to purchase up to 3% of the Company’s fully diluted shares of Common Stock outstanding as of the date of closing of the Merger totaling 699,671 shares of Common Stock of at a strike price of $1.00 per share, with a 7 year term to a consultant. The warrant will vest over a two year period from the effective date, with 33.33% of the shares subject to the warrant becoming vested and exercisable on the date that the consulting agreement is executed, 33.33% of the shares subject to the option becoming vested and exercisable on the date that is twelve (12) months after the effective date, and 33.34% of the shares subject to the warrant vesting and becoming exercisable on the date that is twenty four (24) months after the effective date. The initial fair value of the warrant was estimated at an aggregate value of $614,049, using the Black-Scholes option pricing model with the following assumptions at the date of issuance: expected volatility of 113.7%, risk-free interest rate of 2.29%, contractual term of 7 years and dividend yield of 0%. The fair value on the warrant was recorded as general and administrative expense and amortized over the term of the agreement. As of December 31, 2015, all costs associated with the warrants were recognized.

On February 29, 2015, the Company terminated the consulting contract. As per the contract, the consultant was provided a ninety (90) day notice and all warrants issued became fully vested.

In September 2014, the Company entered into a consulting agreement with MTF, which has agreed to provide the services of Mr. Michael Schuler to the Company as a contractor. Pursuant to the agreement, Mr. Schuler will serve as the Company’s Interim Chief Executive Officer for a period of 6 months. The agreement shall automatically renew for successive three (3) month periods unless either party provides written notice to the other party at least 10 days in advance of the renewal term of its decision not to renew the term. The agreement is intended to be temporary in nature and will cease once the Company retains a permanent Chief Executive Officer. There are no payments due to MTF or Mr. Schuler with respect to any change in control of the Company or termination of the consulting agreement. For the year ended December 31, 2015, the Company recognized $112,500 of expense related to this contract.

On August 17, 2015, the Company appointed Steven R. LaNeve as our full-time Chief Executive Officer and our agreement with MTF for the services of Mr. Schuler concluded.

See Note 6 for related party notes payable to MTF.

See Note 8 for related party transactions with AFH. In addition to the shares and warrants issued for services, AFH received cash for services of $408,750 during the year ended December 31, 2015.

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

Jeffrey Frelick was the COO of Life Science Enterprises, where he brings more than 25 years of med-tech experience. He spent the past 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks such as Canaccord Genuity, ThinkEquity and Lazard. Prior to becoming an equity research analyst, Jeff worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostics companies. He previously held sales and sales management positions at Becton Dickinson’s Primary Care Diagnostic Division after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Jeff received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

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

13. Subsequent Events

Effective January 8, 2016 (the “Effective Date”), the “Company entered into separate Professional Services Agreements (each an “Agreement” and, collectively, the “Agreements”) with each of Dr. Bessie (Chia) Soo, Dr. Kang (Eric) Ting, and Dr. Benjamin Wu (each, an “Advisor” and, collectively, the “Advisors”). Pursuant to each of the Agreements, each Advisor has agreed to provide certain services to the Company, including providing strategic advice and strategic introductions to the Company’s management team as well as specific services set forth on an Exhibit to each Agreement. The Agreements are substantially identical. In consideration for the services to be rendered under the applicable Agreement, each Advisor is granted 10-year stock options (the “Options”) to purchase 1,800,364 shares of the Company’s common stock corresponding to 4% of the Company’s outstanding common stock, on a fully diluted basis, at an exercise price of $1.59 per share. The shares subject to the Option will vest 25% on each of the first, second and third anniversary of the effective date and 12.5% on each of the fourth and fifth anniversary of the Effective Date. The options fully vest on a change of control of the Company (as defined in the Agreement) if the Company terminates the Agreement without cause or the Advisor terminates the Agreement with cause. Additionally, beginning January 1, 2017, the Company will pay each Advisor an annual consulting fee of $200,000 in cash or, at the option of the Company, in shares of its common stock valued as provided in the Agreement.

Dr. Soo and Dr. Wu are directors of the Company, and Dr. Ting is on the Company’s Scientific Advisory Board. Each of the Advisors were involved in the founding of the Company.

Pursuant to a letter agreement dated February 10, 2016, the Company agreed to issue a total of 1,260,255 shares of common stock of the Company to AFH. The Letter Agreement was entered into in connection with the AFH/MTF Agreement under which AFH and its affiliated entities, individuals or assignees (“AFH Group”) were entitled to 10% of the outstanding shares of common stock of the Company on a fully diluted basis (the “Share Adjustment”) after giving effect to an anticipated private placement of between $8,000,000 and $10,000,000 (the “PIPE”). In the Letter Agreement, the Company recognized that, at the time the AFH/MTF Agreement was entered into, it was not anticipated that certain events in addition to the PIPE would dilute directly or indirectly the interest of AFH Group as stockholders of the Company, including the Ninth Amendment to the UCLA License Agreement and the issuance of the Company’s Common Shares pursuant to the Professional Services Agreement with each of Dr. Chia Soo, Dr. Ben Wu, and Dr. Eric Ting discussed above. Accordingly, the Company agreed to issue the 1,260,255 shares in connection with the Share Adjustment.

On February 22, 2016, the Company entered into share purchase agreements, pursuant to which the Company sold an aggregate of 1,219,511 shares of common stock of the Company at a price per share equal to $2.05 for gross proceeds of $2.5 million.

On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.58 per share. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note to Hankey Capital, on February 24, 2016 the Company issued 2,531,646 common shares as collateral. In connection with the Convertible Note, on February 24, 2016, the Company issued a warrant to Hankey Capital for 1,463,415 shares of Common Stock at an exercise price per share of $2.05. The Warrant will expire on February 23, 2021. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

In connection with the financing with Hankey Capital, Hankey Capital exercised warrants to purchase an aggregate of 791,139 shares resulting in gross proceeds to the Company of $1,250,000, and the parties agreed to extend the maturity date of the first two convertible secured notes to December 31, 2019 and fix the conversion rate to $1.58. The Company also agreed to extend the term of all outstanding warrants to five years from issuance.

On February 24, 2016 the Company entered into an Option Agreement for the Distribution and Supply of Sygnal™ demineralized bone matrix (“Sygnal”) with MTF pursuant to which:

a.	MTF grants to the Company the exclusive right and option (the “Option”) to distribute Sygnal upon the critical terms as described in the Option Agreement (the “Option Rights”). The Company will exercise the Option, if at all, by providing written notice to MTF of its intent to do so. During the term of the Option, MTF will not enter into any agreements with any third parties which include the transfer by MTF of the Option Rights.

b.	Upon the exercising of the Option, the Company will grant to MTF 700,000 shares of common stock in the Company.

c.	Within 30 days of exercising the Option, MTF will provide the Company with a written proposal of a Definitive Agreement that includes, inter alia, the Critical Terms and those other commercially reasonable terms as agreed upon by the parties. The parties will fully negotiate in good faith all of the terms of the Definitive Agreement, and any ancillary agreements thereto consistent with the Critical Terms.

d.	In the event the Company does not exercise the Option within the Term of the Option Agreement, MTF will be free to enter into any other agreement relating to the Option Rights as it deems appropriate without liability to the Company.

Sygnal is a bone void filler contouring allograft bone that has the inorganic mineral removed, leaving behind the organic “collagen” matrix.

On March 14, 2016, the Company and William Jay Treat entered into a Separation Agreement (the “Separation Agreement”) pursuant to which Dr. Treat resigned as the Company’s Chief Technology Officer effective March 1, 2016. Under the Separation Agreement, the Company agreed to pay Dr. Treat’s current base salary (at the rate of $300,000, when annualized) in installments corresponding to the regular pay periods of the Company and transition expenses of $2,500. Additionally, the Company granted to Dr. Treat fully vested stock options to purchase 54,000 shares of the Company’s common stock at an exercise price of $2.05 per share exercisable through February 16, 2021, and extended the term for the exercise of Dr. Treat’s existing stock options (for 799,414 shares) until February 16, 2021.

The Company has evaluated subsequent events through March 21, 2016, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(i)	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(ii)	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1(ii) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.1	Bone Biologics Corporation September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.2	Bone Biologics Corporation June 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.3	Bone Biologics Corporation April 2013 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.3 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.4	Amendment to Bone Biologics Corporation April 2013 Warrant issued to MTF, June 2013 Warrant issued to Orthofix and September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.5	Bone Biologics Corporation Warrant issued to Marie Antonia Gray (incorporated herein by reference to Exhibit 4.5 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.6	Bone Biologics Corporation March 2009 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.6 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.7	Bone Biologics Corporation Warrant issued to T.O. Medical Development Inc. (incorporated herein by reference to Exhibit 4.7 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.8	Bone Biologics Corporation Warrant issued to Chia Soo (incorporated herein by reference to Exhibit 4.8 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.9	Bone Biologics Corporation Warrant issued to Aragen Bioscience, Inc. (incorporated herein by reference to Exhibit 4.9 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.10	Bone Biologics Corporation Warrant issued to Alquest, Inc. (incorporated herein by reference to Exhibit 4.10 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.11	Bone Biologics Corporation October 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.11 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.12	Bone Biologics Corporation June 2014 Warrant issued to MTF, as thereafter assigned to Orthofix (incorporated herein by reference to Exhibit 4.12 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.13	Bone Biologics Corporation July 2014 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.13 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.14	Bone Biologics Corporation July 2014 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.14 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.15	Bone Biologics Corporation Warrant issued to Catherine Doll (incorporated herein by reference to Exhibit 4.15 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.16	Bone Biologics Corporation Warrant issued to Forefront Capital Markets, LLC (incorporated herein by reference to Exhibit 4.16 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.17	Bone Biologics Corporation September 2014 Warrant issued to MTF(incorporated herein by reference to Exhibit 4.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.18	Form of Registration Rights Agreement, by and between Bone Biologics Corporation, AFH, HIC and MTF (incorporated herein by reference to Exhibit 4.18 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.1	Director Offer Letter, dated July 2, 2014, by and between Chia Soo and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.2	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014) +

10.3	Director Offer Letter, dated August 22, 2014, by and between John Booth and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.4	Director Offer Letter, dated June 23, 2014, by and between Jimmy Delshad and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.5	Director Offer Letter, dated, June 25, 2014, by and between William Coffin and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.8 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.6	Management Consulting Agreement, dated September 19, 2014, by and between the Musculoskeletal Transplant Foundation, Inc. and Bone Biologics Corporation (Bruce Stroever) (incorporated herein by reference to Exhibit 10.10 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.7	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.8	Bone Biologics Corporation Warrant issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.9	Registration Rights Agreement by and between Bone Biologics Corporation and Hankey Capital, LLC, dated October 24, 2014 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.10	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on May 4, 20115 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.11	Bone Biologics Corporation Warrant issued to Hankey Capital, LLC on May 4, 2015 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.12	Chief Executive Officer Employment agreement, dated June 8, 2015 by and between Bone Biologics Corporation and Stephen R. LaNeve (incorporated herein by reference to Exhibit 10.1 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)+

10.13	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.1 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)+

10.14	AFH Revised Milestone Side Letter Agreement, dated August 12, 2015, by and between AFH Holding & Advisory, LLC and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.3 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.15	Musculoskeletal Transplant Foundation Revised Milestone Side Letter Agreement, dated August 11, 2015, by and between Musculoskeletal Transplant Foundation and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.16	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.17	Chief Financial Officer full time Employment agreement, dated November 9, 2015, by and between Bone Biologics Corporation and Deina H. Walsh (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 13, 2015)+

10.18	Independent Contractor Agreement, dated November 13, 2015, by and between the Company and Consultant (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 16, 2015)

10.19	Ninth Amendment, dated December 22, 2015, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed December 30, 2015)

10.20	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.21	Amendment to Director Offer Letter by and between The Musculoskeletal Transplant Foundation and Bone Biologics Corporation and MTF Option Grant Package (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.22	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.23	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.24	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.25	Form of Professional Services Agreement (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 11, 2016)

10.26	AFH Letter of Intent dated May 6, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.27	AFH Letter Agreement dated February 10, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.28	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.29	Stock Purchase Agreement with Orthofix, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.30	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.31	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.32	Bone Biologics Corporation Warrant issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.33	Registration Rights Agreement between the Company and Hankey Capital dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.34	Separation Agreement, dated as of February 29, 2016, effective March 14, 2016 between the Company and William Jay Treat (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed March 15, 2016)

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Anton & Chia, LLP *

24.1	Power of Attorney (included on signature page of this Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Designates management contracts and compensation plans.

