Form 10-Q
period 2016-03-31
Bone Biologics Corp
filed 2016-05-13
CIK 1419554

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

[  ] Yes [X] No

As of May 13, 2016, there were 38,088,488 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2016.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets

Current assets
Cash	$4,221,188	$1,115,109
Prepaid expenses	99,622	85,998
Prepaid expenses – Related Party	300,838	339,931

Total current assets	4,621,648	1,541,038

Property and equipment, net	362	5,804

Total assets	$4,622,010	$1,546,842

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$484,014	$322,078
Shares to be issued	1,823,077	1,823,077

Total current liabilities	2,307,091	2,145,155

Note payable, net of debt discount of $3,672,790 and $1,917,248, respectively	5,327,210	5,082,752

Total liabilities	7,634,301	7,227,907

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,082,488 and 32,211,956 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38,083	32,212
Additional paid-in capital	29,842,370	20,201,567
Accumulated deficit	(32,892,744)	(25,914,844)

Total stockholders’ deficit	(3,012,291)	(5,681,065)

Total liabilities and stockholders’ deficit	$4,622,010	$1,546,842

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	4,678,201	188,288
General and administrative	1,882,026	735,132

Total operating expenses	6,560,227	923,420

Loss from operations	(6, 560,227)	(923,420)

Other expenses
Loss on disposal of assets	(4,862)	-
Interest expense, net	(411,209)	(716,799)

Total other expenses	(416,071)	(716,799)

Loss before provision for income taxes	(6,976,298)	(1,640,219)

Provision for income taxes	1,600	1,600

Net loss	$(6,977,898)	$(1,641,819)

Weighted average shares outstanding – basic and diluted	34,686,926	24,269,047

Loss per share – basic and diluted	$(0.20)	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(6,977,898)	$(1,641,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	580	571
Accrued interest expense	-	76,694
Amortization of prepaid expenses – related party	39,093	61,188
Debt discount amortization	174,147	119,542
Debt issuance costs amortization	70,311	414,917
Stock-based compensation	924,586	68,706
Warrants issued to consultants	2,939,823	324,532
Interest expense deducted from loan proceeds	1,889	-
Loss on disposal of assets	4,862	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,625)	417
Accounts payable and accrued expenses	297,200	83,438

Net cash (used in) operating activities	(2,527,032)	(491,814)

Investing activities
Purchase of property and equipment	-	(504)

Net cash provided by (used in) investing activities	-	(504)

Financing activities
Proceeds from exercise of warrants	1,250,000	-
Proceeds from issuance of common stock	2,500,000	-
Proceeds from issuance of notes payable	1,883,111	-
Net cash provided by (used in) financing activities	5,633,111	-

Net increase (decrease) in cash	3,106,079	(492,318)

Cash, beginning of period	1,115,109	2,661,396
Cash, end of period	$4,221,188	$2,169,078

Supplemental non-cash information
Interest paid	$166,931	$106,250
Taxes paid	$1,600	$1,600

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc. Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics remaining as the surviving corporation in the merger. Upon the consummation of the merger, the separate existence of Merger Sub ceased. On September 22, 2014 the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on March 9, 2004. In connection with the merger, the 5,000,000 outstanding shares of common stock of the Company, par value $0.001 per share (“Common Stock”), prior to the merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

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

Going Concern and Liquidity

The Company has no significant operating history and, since inception to March 31, 2016, has generated a net loss of approximately $32.9 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $7.2 million. The accompanying consolidated financial statements for the three months ended March 31, 2016 have been prepared assuming the Company will continue as a going concern. In connection with the certain letter agreement (See Note 5), management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reclassification

As further reflected in Note 6 to the condensed consolidated financial statements, we adopted Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30),: Simplifying the Presentation of Debt Issuance Costs” during the first quarter of 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03 we have reclassified unamortized debt issuance costs associated with our secured convertible notes in our previously reported Consolidated Balance Sheet as of December 31, 2015 as follows:

	As presented December 31, 2015	Reclassification	As adjusted December 31, 2015
Deferred financing fees	$873,274	$(873,274)	$-
Prepaid Expenses – Related Party	$-	$339,931	$339,931
Note payable	$5,616,095	$(533,343)	$5,082,752

2. Summary of Significant Accounting Policies

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. The results of the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three months ended March 31, 2016.

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

Prepaid expenses – related party

Prepaid expenses – related party represent the fair value of warrants issued to AFH Holding & Advisory, LLC (“AFH”), a shareholder, for services pursuant to certain letter agreement dated May 4, 2014 (Note 5). Prepaid costs will be amortized as the required services are performed. As of March 31, 2015 and December 31, 2015 prepaid expenses – related party totaled $300,838 and 339,931, respectively.

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

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of the convertible notes payable and private equity financing. Debt issuance costs related to the issuance of debt are being amortized over the term of the financing instrument using the effective interest method, while debt issuance costs from equity financings are netted against the gross proceeds received from the equity financings.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at March 31, 2016 and December 31, 2015.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of March 31, 2016 and December 31, 2015.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2016 and 2015:

	March 31,
	2016	2015
Warrants	10,451,740	7,722,501
Stock options	11,749,318	757,977
Convertible promissory notes	5,696,203	6,988,354
	27,897,261	15,468,832

New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

In September 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance to did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest (Subtopic 835-30),” related to the presentation of debt issuance costs. This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. The standard was retrospectively adopted by the Company on January 1, 2016. As a result, $533,343 of debt issuance costs at December 31, 2015, were reclassified from other assets to long-term debt.

In March 2016, the FASB issued authoritative guidance under ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company has elected early adoption of this guidance as of January 1, 2016 and the adoption did not have a material effect on our consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following at:

	March 31, 2016	December 31, 2015
Furniture and equipment	$503	$9,786
Less accumulated depreciation	(141)	(3,982)
	$362	$5,804

Depreciation expense for the three months ended March 31, 2016 and 2015 was $580 and $571, respectively. During the three months ended March 31, 2016 we recorded a loss on disposal of assets of $4,862.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$282,613	$186,814
Accrued Bonuses	85,500	135,264
Severance payable	115,000	-
Payroll liabilities	901	-
	$484,014	$322,078

5. Commitments and Contingencies

Letter Agreement

In August 2012, Bone Biologics, Inc., along with its then majority owner and debt holder, Musculoskeletal Transplant Foundation (“MTF”), entered into a letter agreement (the “AFH/MTF Agreement”) with AFH to consummate a business combination through a share exchange, reverse merger, or other similar transactions resulting in the Company becoming a public entity (the “Transaction”). In August 2013, the AFH/MTF Agreement was amended and restated, and on May 7, 2014, the AFH/MTF Agreement was again amended and restated. Among other things, the Amended and Restated letter agreement dated May 7, 2014 (the “Amended AFH/MTF Agreement”) provides that AFH will use its best efforts to assist the Company in procuring an investment bank to facilitate a financing of between $8 - 10 million.

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

The total debt discount costs related to our outstanding debt for the three months ended March 31, 2016 and 2015, was $174,147 and $119,542, respectively. These costs were amortized to interest expense. The unamortized debt discount at March 31, 2016 was $3,092,226. The cost is expected to be recognized over a period of 3.75 years. The unamortized debt discount at December 31, 2015 was $1,383,905.

The total debt issuance costs related to our outstanding debt for the three months ended March 31, 2016 and 2015, was $70,311 and $414,917, respectively. These costs were amortized to interest expense. The unamortized debt issuance costs at March 31, 2016 was $580,564. The cost is expected to be recognized over a period of 3.75 years. The unamortized debt issuance costs at December 31, 2015 was $533,343.

Note Type	Issue Date	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015
					(as adjusted)
First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000	-
				9,000,000	7,000,000
Less: Debt discount				3,092,226	1,383,905
Less: Debt issuance costs				580,564	533,343
Net Notes payable				$5,327,210	$5,082,752

7. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2016 and December 31, 2015, the Company had an aggregate of 38,082,488 shares and 32,211,956 shares of common stock outstanding, respectively.

In connection with the Secured Convertible Notes to Hankey Capital, the Company issued 11,392,406 common shares as collateral. (See Note 6)

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the Board.

Common Stock Warrants

As of March 31, 2016, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date
2006	$0.17	60,920	October 31, 2016
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,164,558	October 23, 2019
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total warrants at March 31, 2016		10,451,740	3.94 years

An aggregate of 791,139 common stock warrants were exercised during the three months ended March 31, 2016. No common stock warrants expired during the three months ended March 31, 2016. No common stock warrants were exercised or expired during the three months ended March 31, 2015.

8. Stock-based Compensation

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

During the three months ended March 31, 2016 and 2015, the Company had stock-based compensation expenses of $943,417 and $68,706, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. During the three months ended March 31, 2016 and 2015, the Company had stock-based compensation expenses of $2,939,823 and $-0-, respectively, related to issuances to consultants.

A summary of stock option activity for the three months ended March 31, 2016, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2015	757,977	$1.59	10.00
Granted – 2015	5,536,249	1.59	10.00	-
Forfeited – 2015	-	-	-	-
Exercised – 2015	-	-	-	-
Outstanding as of January 1, 2016	6,294,226	$1.59	10.00	-
Granted – 2016	5,455,092	1.59	9.95	-
Forfeited – 2016	-	-	-	-
Exercised – 2016	-	-	-	-
Outstanding as of March 31, 2016	11,749,318	$1.59	9.98	-

Date Issued	Exercise Price	Number of Shares	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	300,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	889,822	December 27, 2025
January 2016	$1.59	5,401,092	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021

Total options at March 31, 2016		11,749,318

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the three months ended March 31, 2016 and 2015.

There were 5,455,092 and -0- options issued during the three months ended March 31, 2016 and 2015, respectively. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2016 are as follows:

March 31, 2016
Risk free interest rate	1.38% - 2.13%
Expected life (in years)	2.5 - 5
Expected Volatility	116.26%-122.65%
Expected dividend yield	0%

A summary of the changes in the Company’s non-vested options during the three months ended March 31, 2016, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value
Non-vested at January 1, 2015	501,469	$0.73	-
Granted in 2015	5,536,249	$1.29	-
Vested in year ended December 31, 2015	(881,008)	$0.73	-
Non-vested at January 1, 2016	5,156,710	$1.29	-
Granted in 2016	5,455,092	$3.95	-
Vested in 2016	(318,547)	$1.37	-
Non-vested at March 31, 2016	10,293,255	$3.02	-
Exercisable at March 31, 2016	1,456,063	$1.31	-
Outstanding at March 31, 2016	11,749,318	$1.59	-

As of March 31, 2016, total unrecognized compensation cost related to unvested stock options was $26,223,363. The cost is expected to be recognized over a weighted average period of 3.47 years.

2016	2017	2018	2019	2020	2021
$10,788,252	$8,001,868	$4,570,141	$2,283,564	$557,544	$21,994

9. Income Taxes

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

10. Related Party Transactions

AFH Holding & Advisory LLC

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

In addition to the shares and warrants issued for services, AFH received cash totaling $325,000 for services during the three months ended March 31, 2016.

Amir Heshmatpour is the controlling party of AFH and an affiliate and board observer of the Company.

Musculoskeletal Transplant Foundation (MTF)

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

Bruce Stroever, our Chairman of the Board, is the President and Chief Executive Officer of MTF.

Founders

The Company entered into a Letter Agreement effective October 2, 2015, with each of Dr. Chia Soo (who currently serves as a director of the Company and is a director nominee), Dr. Eric Kang Ting and Dr. Ben Wu (who currently serves as a director of the Company and is a director nominee) (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agrees to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 1,153,846 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement). The Letter Agreement also provides the Shares with certain piggyback registration rights upon the occurrence of an equity financing by the Company. The Letter Agreement related to past work product and past data and therefore will be expensed as research and development costs upon the effective date and recorded a liability to issue shares. The Letter Agreement related to past work product and past data and therefore was expensed as research and development costs in 2015 and recorded as shares to be issued.

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

11. Subsequent Events

On April 7, 2016, the Company entered into a consulting agreement with AFH pursuant to which the Company engaged AFH for an initial term of three months to provide certain consulting services to the Company effective April 5, 2016. Under the consulting agreement, AFH is to receive an up-front retainer of $100,000 and $33,333.33 per month for three months.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2015 and 2014 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2015, with the SEC on March 28, 2016. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

Three Months ended March 31, 2016 compared to the Three Months ended March 31, 2015

	Three Months ended March 31, 2016	Three Months ended March 31, 2015	% Change
Operating expenses
Research and development	$4,678,201	$188,288	2384.60%
General and administrative	1,882,026	735,132	156.01%

Total operating expenses	6,560,227	923,420	610.43%

Loss from operations	(6, 560,227)	(923,420)	610.43%

Other expense	(4,862)	-	100.00%
Interest expense, net	(411,209)	(716,799)	(42.63)%
Total other income/expense	(416,071)	(716,799)	(41.95)%

Loss before provision for income taxes	(6,976,298)	(1,640,219)	325.33%

Provision for income taxes	1,600	1,600	-%

Net loss	$(6,977,898)	$(1,641,819)	325.01%

Research and Development

Our research and development expenses increased from $188,288 during the three months ended March 31, 2015 to $4,678,201 during the three months ended March 31, 2016. The $4,489,913 increase was primarily due to options issued to research and development consultants of $2,939,823 and increases in patent costs and development activities for our lead product NELL-1. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses increased from $735,132 during the three months ended March 31, 2015 to $1,882,026 during the three months ended March 31, 2016. The $1,146,894 increase was primarily due to increased wages for our CEO and COO who began serving the Company in August of 2015, expenses for legal services related to consulting contacts and financing activities and also stock based compensation expense of our management team totaling $743,373.

Interest Expense

Our net interest expense decreased from $716,799 for the three months ended March 31, 2015 to $411,209 during the three months ended March 31, 2016. The decrease in interest of $305,590 was related to warrants expensed in February 2015.

Liquidity and Capital Resources

	March 31, 2016	December 31, 2015
	(unaudited)
Assets

Current assets
Cash	$4,221,188	$1,115,109
Prepaid expenses	99,622	85,998
Prepaid expenses – Related Party	300,838	339,931

Total current assets	4,621,648	1,541,038

Property and equipment, net	362	5,804

Total assets	$4,622,010	$1,546,842

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$484,014	$322,078
Shares to be issued	1,823,077	1,823,077

Total current liabilities	2,307,091	2,145,155

Note payable, net of debt discount of $3,672,790 and $1,917,248, respectively	5,327,210	5,082,752

Total liabilities	7,634,301	7,227,907

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,082,488 and 32,211,956 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38,083	32,212
Additional paid-in capital	29,842,370	20,201,567
Accumulated deficit	(32,892,744)	(25,914,844)

Total stockholders’ deficit	(3,012,291)	(5,681,065)

Total liabilities and stockholders’ deficit	$4,622,010	$1,546,842

We have no significant operating history and, from our inception to March 31, 2016, we have generated a net loss of approximately $32.9 million. The financial statements for the three months ended March 31, 2016 and 2015 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $7.2 million. The Company has no principal payment requirements for the next 12 months.

The Company will continue to incur significant expenses for development activities for our lead product NELL-1. The Company’s December 31, 2015 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2016 and 2015, have been prepared assuming the Company will continue as a going concern. The Company closed on $5.7 million of debt and equity financing on February 24, 2016 and intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

As of March 31, 2016 and December 31, 2015, we had cash of $4,221,188 and $1,115,109, respectively.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(6,977,898)	$(1,641,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	580	571
Accrued interest expense	-	76,694
Amortization of prepaid expenses – related party	39,093	61,188
Debt discount amortization	174,147	119,542
Debt issuance costs amortization	70,311	414,917
Stock-based compensation	924,586	68,706
Warrants issued to consultants	2,939,823	324,532
Interest expense deducted from loan proceeds	1,889	-
Loss on disposal of assets	4,862	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,625)	417
Accounts payable and accrued expenses	297,200	83,438

Net cash (used in) operating activities	(2,527,032)	(491,814)

Investing activities
Purchase of property and equipment	-	(504)

Net cash provided by (used in) investing activities	-	(504)

Financing activities
Proceeds from exercise of warrants	1,250,000	-
Proceeds from issuance of common stock	2,500,000	-
Proceeds from issuance of notes payable	1,883,111	-
Net cash provided by (used in) financing activities	5,633,111	-

Net increase (decrease) in cash	3,106,079	(492,318)

Cash, beginning of period	1,115,109	2,661,396
Cash, end of period	$4,221,188	$2,169,078

Supplemental non-cash information
Interest paid	$166,931	$106,250
Taxes paid	$1,600	$1,600

Operating activities

During the three months ended March 31, 2016 and 2015, cash used in operating activities was $2,527,032 and $491,814 respectively. Cash expenditures the three months ended March 31, 2016 increased primarily due to development activities with our Contracted Manufacturing Organization (“CMO”), patent costs, increase in wages for our CEO and COO who began serving the Company in August 2015 and professional fees as a result of our financing activities. Cash expenditures in each of the three months ended March 31, 2015 increased primarily due to patent costs and professional fees as a result of our financing activities and costs of becoming a public entity.

During the three months ended March 31, 2016, cash used in operating activities was partially offset by non-cash of debt discount amortization of $174,147, debt issuance costs of $70,311, stock option expenses of $943,417 for employee options and $2,939,823 for consultant option expense. During the three months ended March 31, 2015, cash used in operating activities was partially offset by non-cash increases in accrued interest expense of $83,438, debt discount amortization of $119,542, debt financing costs amortization of $414,917, non-cash items of $324,532 and $68,706 related to the issuance of warrants and stock options.

Investing activities

During the three months ended March 31, 2016, there were no investing activities. In the three months ended March 31, 2015, cash used in investing activities of $504 resulted from the purchase of equipment.

Financing activities

During the three months ended March 31, 2016, cash provided in financing activities of $5,633,111 resulted from the $1,883,311 proceeds, net of financing fee, of the February 24, 2016 note, exercise of $1,250,000 of warrants and $2,500,000 in equity financing. There were no financing activities during the three months ended March 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2016. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2016, our disclosure controls and procedures were not effective.

During 2015, the Company identified a material weakness related to the valuation of options and warrants issued. The Company has engaged a third party to review our calculations.

As described above, management has commenced steps to remediate the material weakness identified above and to implement additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations.

Changes in Internal Controls.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2016, the Company entered into share purchase agreements pursuant to which an aggregate of 1,219,511 shares of common stock of the Company were purchased at a price per share equal to $2.05.

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

Warrants were exercised to purchase an aggregate of 791,139 shares resulting in gross proceeds to the Company of $1,250,000.

The proceeds from this note and the share purchases will be used for general working capital.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.2	Amendment to Director Offer Letter by and between The Musculoskeletal Transplant Foundation and Bone Biologics Corporation and MTF Option Grant Package (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.3	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.4	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.5	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.6	Form of Professional Services Agreement (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 11, 2016)

10.7	AFH Letter of Intent dated May 6, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.8	AFH Letter Agreement dated February 10, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.9	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.10	Stock Purchase Agreement with Orthofix, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.11	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.12	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.13	Bone Biologics Corporation Warrant issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.14	Registration Rights Agreement between the Company and Hankey Capital dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.15	Separation Agreement, dated as of February 29, 2016, effective March 14, 2016 between the Company and William Jay Treat (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed March 15, 2016)

10.16	Consulting Agreement with AFH Holdings & Advisory, LLC dated as of April 5, 2016. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 8, 2016)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2016.*

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 13, 2016	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

