Form 10-Q
period 2016-06-30
Bone Biologics Corp
filed 2016-08-15
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

[  ] Yes [X] No

As of August 5, 2016, there were 38,828,607 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets

Current assets
Cash	$2,194,325	$1,115,109
Prepaid expenses	139,199	85,998
Prepaid expenses – Related Party	300,838	339,931

Total current assets	2,634,362	1,541,038

Property and equipment, net	322	5,804

Total assets	$2,634,684	$1,546,842

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$481,703	$322,078
Shares to be issued	1,823,077	1,823,077

Total current liabilities	2,304,780	2,145,155

Note payable, net of debt discount of $3,354,444 and $1,917,248, respectively	5,645,556	5,082,752

Total liabilities	7,950,336	7,227,907

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 and 32,211,956 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	38,829	32,212
Additional paid-in capital	32,338,448	20,201,567
Accumulated deficit	(37,692,929)	(25,914,844)

Total stockholders’ deficit	(5,315,652)	(5,681,065)

Total liabilities and stockholders’ deficit	$2,634,684	$1,546,842

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	2,318,735	175,010	6,996,936	362,579
General and administrative	1,969,863	335,568	3,851,889	1,071,419

Total operating expenses	4,288,598	510,578	10,848,825	1,433,998

Loss from operations	(4,288,598)	(510,578)	(10,848,825)	(1,433,998)

Other expenses
Other expense	-	-	(4,862)	-
Interest expense, net	(511,588)	(380,225)	(922,797)	(1,097,024)

Total other expenses	(511,588)	(380,225)	(927,659)	(1,097,024)

Loss before provision for income taxes	(4,800,186)	(890,803)	(11,776,484)	(2,531,022)

Provision for income taxes	-	-	1,600	1,600

Net loss	$(4,800,186)	$(890,803)	$(11,778,084)	$(2,532,622)

Weighted average shares outstanding – basic and diluted	38,151,902	27,436,809	36,419,414	25,861,679

Loss per share – basic and diluted	$(0.13)	$(0.03)	$(0.32)	$(0.10)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(11,778,084)	$(2,532,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	620	1,142
Accrued interest expense	-	105,669
Amortization of prepaid expenses – related party	39,093	-
Debt discount amortization	415,653	275,317
Debt issuance costs amortization	147,151	537,944
Stock-based compensation	1,939,157	137,412
Options issued to consultants	2,874,147	-
Warrants issued to consultants	100,930	324,532
Interest expense deducted from loan proceeds	1,889	-
Loss on disposal of assets	4,862	-
Shares issued for Sygnal license	1,435,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,201)	(74,250)
Deferred financing costs	-	(185,000)
Accounts payable and accrued expenses	294,890	(84,474)

Net cash (used in) operating activities	(4,553,895)	(1,494,330)

Investing activities
Purchase of property and equipment	-	(504)

Net cash (used in) investing activities	-	(504)

Financing activities
Proceeds from exercise of warrants	1,250,000	-
Proceeds from issuance of common stock	2,500,000	-
Proceeds from issuance of notes payable	1,883,111	2,000,000
Net cash provided by financing activities	5,633,111	2,000,000

Net increase in cash	1,079,216	505,166

Cash, beginning of period	1,115,109	2,661,396
Cash, end of period	$2,194,325	$3,166,562

Supplemental non-cash information
Debt and accrued interest converted into Common Shares	$-	$3,852,771
Interest paid	$360,306	$240,767
Taxes paid	$1,600	$1,600

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc. Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics remaining as the surviving corporation in the merger. Upon the consummation of the merger, the separate existence of Merger Sub ceased. On September 22, 2014 the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on June 9, 2004. In connection with the merger, the 5,000,000 outstanding shares of common stock of the Company, par value $0.001 per share (“Common Stock”), prior to the merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

Additionally, all of the issued and outstanding shares of Bone Biologics Inc.’s $0.0001 par value common stock converted into a combined total of 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,648,658 shares issuable upon the conversion of debt).

We are a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1. The NELL-1 protein is an osteoinductive recombinant product that provides target specific control over bone regeneration. The protein has been licensed exclusively for worldwide applications to Bone Biologics through a technology transfer from the University of California, Los Angeles (“UCLA”). Bone Biologics received guidance from the United States Food and Drug Administration (“FDA”) that NELL-1 will be classified as a combination product with a device lead.

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

Going Concern and Liquidity

The Company has no significant operating history and, since inception to June 30, 2016, has generated a net loss of approximately $37.7 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $8.6 million. The accompanying consolidated financial statements for the three and six months ended June 30, 2016 have been prepared assuming the Company will continue as a going concern. In connection with the certain letter agreement (See Note 5), management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. The results of the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three and six months ended June 30, 2016.

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

Patents and Licenses

In June 2006, the Company entered into an exclusive license agreement (“Exclusive License Agreement”), with UCLA for the worldwide application of the NELL-1 protein through a technology transfer. See Note 5 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of Nell -1, which was de minimus, and costs to file patent applications related to NELL-1.

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

Prepaid expenses – related party

Prepaid expenses – related party represent the fair value of warrants issued to AFH Holding & Advisory, LLC (“AFH”), a shareholder, for services pursuant to certain letter agreement dated May 4, 2014 (Note 5). Prepaid costs will be amortized as the required services are performed. As of June 30, 2016 and December 31, 2015 prepaid expenses – related party totaled $300,838 and 339,931, respectively.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at June 30, 2016 and December 31, 2015.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of June 30, 2016 and December 31, 2015.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of June 30, 2016 and 2015:

	June 30,
	2016	2015
Warrants	10,451,740	9,621,235
Stock options	12,656,067	757,977
Convertible promissory notes	5,696,203	4,430,380
	28,804,010	14,809,592

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

In June 2016, the FASB issued authoritative guidance under ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company has elected early adoption of this guidance as of January 1, 2016 and the adoption did not have a material effect on our consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following at:

	June 30, 2016	December 31, 2015
Furniture and equipment	$503	$9,786
Less accumulated depreciation	(181)	(3,982)
	$322	$5,804

Depreciation expense for the six months ended June 30, 2016 and 2015 was $620 and $1,142, respectively. During the six months ended June 30, 2016 we recorded a loss on disposal of assets of $4,862.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$273,203	$186,814
Accrued Bonuses	171,000	135,264
Severance payable	37,500	-
	$481,703	$322,078

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

UCLA Exclusive License Agreement

On March 15, 2006, the Company entered into an exclusive license agreement (the “Initial Agreement”) with the Regents of the University of California Los Angeles (“UCLA”). The Initial Agreement has been amended through ten sets of amendments (as so amended, the “The UCLA License Agreement”).

The UCLA License Agreement provides us with an exclusive license to several of UCLA patents covering, among other things, enhanced NELL-1 bone mineralization. The grant of the UCLA License Agreement is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire UCLA patent licensed under the UCLA License Agreement expires. Under the UCLA License Agreement, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the UCLA License Agreement patents in a certain Field of Use which is currently defined as special function by local administration and expressly excludes osteoporosis and cartilage indications or systemic administration in all indications. Pursuant to a Tenth Amendment, we have been granted the exclusive right to negotiate an expansion of the Field of Use to include treatment of osteoporosis (the “Option”). The term of the Option is for one year commencing June 1, 2016. We may exercise the option by providing notice after completion of certain milestones. Upon exercise of the Option, we and UCLA will negotiate in good faith the terms of an agreement. After December 22, 2016, we may notify UCLA of our interest in requesting an expansion of the Field of Use to include additional available indications, including cartilage indications or systemic administration in the Field of Use. The parties will engage in good faith discussions of such requests.

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

The total debt discount costs related to our outstanding debt for the six months ended June 30, 2016 and 2015, was $415,653 and $275,317, respectively. These costs were amortized to interest expense. The unamortized debt discount at June 30, 2016 was $2,850,720. The cost is expected to be recognized over a period of 3.5 years. The unamortized debt discount at December 31, 2015 was $1,383,905.

The total debt issuance costs related to our outstanding debt for the six months ended June 30, 2016 and 2015, was $147,151 and $537,944, respectively. These costs were amortized to interest expense. The unamortized debt issuance costs at June 30, 2016 was $503,724. The cost is expected to be recognized over a period of 3.5 years. The unamortized debt issuance costs at December 31, 2015 was $533,343.

Note Type	Issue Date	Maturity Date	Interest Rate	June 30, 2016	December 31, 2015
					(as adjusted)
First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000	-
				9,000,000	7,000,000
Less: Debt discount				2,850,720	1,383,905
Less: Debt issuance costs				503,724	533,343
Net Notes payable				$5,645,556	$5,082,752

7. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2016 and December 31, 2015, the Company had an aggregate of 38,828,607 shares and 32,211,956 shares of common stock outstanding, respectively.

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

Common Stock Warrants

As of June 30, 2016, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date
2006	$0.17	60,920	October 31, 2016
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,164,558	October 23, 2019
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total warrants at June 30, 2016		10,451,740	3.69 years

An aggregate of 791,139 common stock warrants were exercised during the six months ended June 30, 2016. No common stock warrants expired during the six months ended June 30, 2016. No common stock warrants were exercised or expired during the six months ended June 30, 2015.

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

During the six months ended June 30, 2016 and 2015, the Company had stock-based compensation expenses of $1,939,157 and $137,412, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. During the six months ended June 30, 2016 and 2015, the Company had stock-based compensation expenses of $2,874,147 and $-0-, respectively, related to issuances to consultants.

A summary of stock option activity for the six months ended June 30, 2016, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2015	757,977	$1.59	10.00	-
Granted – 2015	5,536,249	1.59	10.00	-
Forfeited – 2015	-	-	-	-
Exercised – 2015	-	-	-	-
Outstanding as of January 1, 2016	6,294,226	$1.59	10.00	-
Granted – 2016	6,361,841	1.66	9.95	-
Forfeited – 2016	-	-	-	-
Exercised – 2016	-	-	-	-
Outstanding as of June 30, 2016	12,656,067	$1.62	9.21	-

Date Issued	Exercise Price	Number of Shares	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	300,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	889,822	December 27, 2025
January 2016	$1.59	5,401,092	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021
May 2016	$2.05	807,434	May 26, 2026
June 2016	$2.05	99,315	May 31, 2026

Total options at June 30, 2016		12,656,067

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the six months ended June 30, 2016 and 2015.

There were 6,361,841 and -0- options issued during the six months ended June 30, 2016 and 2015, respectively. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the six months ended June 30, 2016 are as follows:

June 30, 2016
Risk free interest rate	1.38% - 1.44%
Expected life (in years)	5.6-10.0
Expected Volatility	121.17%-123.88%
Expected dividend yield	0%

A summary of the changes in the Company’s non-vested options during the six months ended June 30, 2016, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value
Non-vested at January 1, 2015	501,469	$0.73	-
Granted in 2015	5,536,249	$1.29	-
Vested in year ended December 31, 2015	(881,008)	$0.73	-
Non-vested at January 1, 2016	5,156,710	$1.29	-
Granted in 2016	6,361,841	$1.92	-
Vested in 2016	(368,547)	$1.05	-
Non-vested at June 30, 2016	11,150,004	$1.69	-
Exercisable at June 30, 2016	1,506,063	$1.06	-
Outstanding at June 30, 2016	12,656,067	$1.62	-

As of June 30, 2016, total unrecognized compensation cost related to unvested stock options was $13,268,600. The cost is expected to be recognized over a weighted average period of 3.22 years.

2016	2017	2018	2019	2020	2021
$2,931,726	$5,963,174	$2,849,718	$1,306,971	$212,819	$4,192

9. Income Taxes

The Company’s effective tax rate is 0% for income tax for the six months ended June 30, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

On April 7, 2016, the Company entered into a consulting agreement with AFH pursuant to which the Company engaged AFH for an initial term of three months to provide certain consulting services to the Company effective April 5, 2016. Under the consulting agreement, AFH received an up-front retainer of $100,000 and $33,333.33 per month for three months.

On June 1, 2016, the Company agreed (i) to issue to AFH 20,186 shares of common stock of the Company as an adjustment to the October 28, 2015 invoice and (ii) ) to issue 23,173 shares of common stock of the Company as an adjustment to the letter agreement dated February 10, 2016.

In addition to the shares and warrants issued for services, AFH received cash totaling $491,666 for services during the six months ended June 30, 2016.

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

On June 24, 2016, the Company exercised this option. As provided in the Option Agreement, the Company issued 700,000 shares of its restricted common stock in connection with the exercise of the Option. Additionally, within 30 days of exercising the Option, MTF will provide the Company with a written proposal of a Definitive Agreement that includes, inter alia, certain Critical Terms described in the Agreement and those other commercially reasonable terms as agreed upon by the parties. The parties will fully negotiate in good faith all of the terms of the Definitive Agreement and any ancillary agreements thereto consistent with the Critical Terms. The Company has expensed the cost of this license, $1,435,000, as research and development in the current period.

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

On June 1, 2016, the Company agreed to issue to each Founder a 10-year stock options to purchase 33,105 shares of the Company’s common stock at an exercise price of $2.05 per share as an adjustment to the Professional Services Agreements with each of the Founders dated January 8, 2016.

Dr. Soo and Dr. Wu are directors of the Company, and Dr. Ting is on the Company’s Scientific Advisory Board. Each of the Advisors were involved in the founding of the Company.

11. Subsequent Events

The Company has evaluated subsequent events through August 11, 2016, the date which the consolidated financial statements were available to be issued. There were no subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

UCLA Exclusive License Agreement

On March 15, 2006, the Company entered into an exclusive license agreement (the “Initial Agreement”) with the Regents of the University of California Los Angeles (“UCLA”). The Initial Agreement has been amended through ten sets of amendments (as so amended, the “The UCLA License Agreement”).

The UCLA License Agreement provides us with an exclusive license to several of UCLA patents covering, among other things, enhanced NELL-1 bone mineralization. The grant of the UCLA License Agreement is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire UCLA patent licensed under the UCLA License Agreement expires. Under the UCLA License Agreement, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the UCLA License Agreement patents in a certain Field of Use which is currently defined as special function by local administration and expressly excludes osteoporosis and cartilage indications or systemic administration in all indications. Pursuant to a Tenth Amendment, we have been granted the exclusive right to negotiate an expansion of the Field of Use to include treatment of osteoporosis (the “Option”). The term of the Option is for one year commencing June 1, 2016. We may exercise the option by providing notice after completion of certain milestones. Upon exercise of the Option, we and UCLA will negotiate in good faith the terms of an agreement. After December 22, 2016, we may notify UCLA of our interest in requesting an expansion of the Field of Use to include additional available indications, including cartilage indications or systemic administration in the Field of Use. The parties will engage in good faith discussions of such requests.

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

Three Months ended June 30, 2016 compared to the Three Months ended June 30, 2015

	Three Months ended June 30, 2016	Three Months ended June 30, 2015	% Change
Operating expenses
Research and development	$2,318,735	$175,010	1224.92%
General and administrative	1,969,863	335,582	487.00%

Total operating expenses	4,288,598	510,592	739.93%

Loss from operations	(4,288,598)	(510,592)	739.93%

Interest expense, net	(511,588)	(380,225)	34.55%
Total other income/expense	(511,588)	(380,225)	34.55%

Loss before provision for income taxes	(4,800,186)	(890,817)	438.85%

Provision for income taxes	-	-	-%

Net loss	$(4,800,186)	$(890,817)	438.85%

Research and Development

Our research and development expenses increased from $175,010 during the three months ended June 30, 2015 to $2,318,735 during the three months ended June 30, 2016. The $2,143,725 increase was primarily due to options issued to research and development consultants, expense of our Sygnal license of $1,435,000 and increases in patent costs and development activities for our lead product NELL-1. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses increased from $335,582 during the three months ended June 30, 2015 to $1,969,863 during the three months ended June 30, 2016. The $1,634,281 increase was primarily due to increased wages for our CEO and COO who began serving the Company in August of 2015, expenses for legal services related to consulting contacts and financing activities and also stock based compensation expense of our management team totaling $1,014,571.

Interest Expense

Our net interest expense increased from $380,225 for the three months ended June 30, 2015 to $511,588 during the three months ended June 30, 2016. The increase in interest of $131,363 was related to our new loan in February 2016.

Six Months ended June 30, 2016 compared to the Six Months ended June 30, 2015

	Six Months ended June 30, 2016	Six Months ended June 30, 2015	% Change
Operating expenses
Research and development	$6,996,936	$362,579	1829.77%
General and administrative	3,851,889	1,071,419	259.51%

Total operating expenses	10,848,825	1,433,998	656.54%

Loss from operations	(10,848,825)	(1,433,998)	656.54%

Other expense	(4,862)	-	100.00%
Interest expense, net	(922,797)	(1,097,024)	(15.88)%
Total other income/expense	(927,659)	(1,097,024)	(15.44)%

Loss before provision for income taxes	(11,776,484)	(2,531,022)	365.29%

Provision for income taxes	1,600	1,600	-%

Net loss	$(11,778,084)	$(2,532,622)	365.05%

Research and Development

Our research and development expenses increased from $362,579 during the six months ended June 30, 2015 to $6,996,936 during the six months ended June 30, 2016. The $6,634,357 increase was primarily due to options issued to research and development consultants of $2,874,146, expense of our Sygnal license of $1,435,000 and increases in patent costs and development activities for our lead product NELL-1. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses increased from $1,071,419 during the six months ended June 30, 2015 to $3,851,889 during the six months ended June 30, 2016. The $2,780,470 increase was primarily due to increased wages for our CEO and COO who began serving the Company in August of 2015, expenses for legal services related to consulting contacts and financing activities and also stock based compensation expense of our management team totaling $1,939,157.

Interest Expense

Our net interest expense decreased from $1,097,024 for the six months ended June 30, 2015 to $922,797 during the six months ended June 30, 2016. The decrease in interest of $174,227 was related to warrants expensed in February 2015.

Liquidity and Capital Resources

	June 30, 2016	December 31, 2015
	(unaudited)
Assets

Current assets
Cash	$2,194,325	$1,115,109
Prepaid expenses	139,199	85,998
Prepaid expenses – Related Party	300,838	339,931

Total current assets	2,634,362	1,541,038

Property and equipment, net	322	5,804

Total assets	$2,634,684	$1,546,842

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$481,703	$322,078
Shares to be issued	1,823,077	1,823,077

Total current liabilities	2,304,780	2,145,155

Note payable, net of debt discount of $3,354,444 and $1,917,248, respectively	5,645,556	5,082,752

Total liabilities	7,950,336	7,227,907

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 and 32,211,956 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	38,829	32,212
Additional paid-in capital	32,338,448	20,201,567
Accumulated deficit	(37,692,929)	(25,914,844)

Total stockholders’ deficit	(5,315,652)	(5,681,065)

Total liabilities and stockholders’ deficit	$2,634,684	$1,546,842

We have no significant operating history and, from our inception to June 30, 2016, we have generated a net loss of approximately $37.7 million. The financial statements for the three and six months ended June 30, 2016 and 2015 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $8.5 million. The Company has no principal payment requirements for the next 12 months.

The Company will continue to incur significant expenses for development activities for our lead product NELL-1. The Company’s December 31, 2015 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015, have been prepared assuming the Company will continue as a going concern. The Company closed on $5.7 million of debt and equity financing on February 24, 2016 and intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

As of June 30, 2016 and December 31, 2015, we had cash of $2,194,325 and $1,115,109, respectively.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(11,778,084)	$(2,532,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	620	1,142
Accrued interest expense	-	105,669
Amortization of prepaid expenses – related party	39,093	-
Debt discount amortization	415,653	275,317
Debt issuance costs amortization	147,151	537,944
Stock-based compensation	1,939,157	137,412
Options issued to consultants	2,874,147	-
Warrants issued to consultants	100,930	324,532
Interest expense deducted from loan proceeds	1,889	-
Loss on disposal of assets	4,862	-
Shares issued for Sygnal license	1,435,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,201)	(74,250)
Deferred financing costs	-	(185,000)
Accounts payable and accrued expenses	294,890	(84,474)

Net cash (used in) operating activities	(4,553,895)	(1,494,330)

Investing activities
Purchase of property and equipment	-	(504)

Net cash (used in) investing activities	-	(504)

Financing activities
Proceeds from exercise of warrants	1,250,000	-
Proceeds from issuance of common stock	2,500,000	-
Proceeds from issuance of notes payable	1,883,111	2,000,000
Net cash provided by financing activities	5,633,111	2,000,000

Net increase in cash	1,079,216	505,166

Cash, beginning of period	1,115,109	2,661,396
Cash, end of period	$2,194,325	$3,166,562

Supplemental non-cash information
Debt and accrued interest converted into Common Shares	$-	$3,852,771
Interest paid	$360,306	$240,767
Taxes paid	$1,600	$1,600

Operating activities

During the six months ended June 30, 2016 and 2015, cash used in operating activities was $4,553,895 and $1,494,330 respectively. Cash expenditures the six months ended June 30, 2016 increased primarily due to development activities with our Contracted Manufacturing Organization (“CMO”), patent costs, increase in wages for our CEO and COO who began serving the Company in August 2015 and professional fees as a result of our financing activities.

During the six months ended June 30, 2016, cash used in operating activities was partially offset by non-cash of debt discount amortization of $415,653, debt issuance costs of $147,151, stock option expenses of $1,939,157 for employee options and $2,874,147 for consultant option expense. During the six months ended June 30, 2015, cash used in operating activities was partially offset by non-cash increases in accrued interest expense of $105,669, debt discount amortization of $275,317, debt financing costs amortization of $537,944, stock option expenses of $137,412 for employee options and $324,532 related to the issuance of warrants issued to consultants.

Investing activities

During the six months ended June 30, 2016, there were no investing activities. In the six months ended June 30, 2015, cash used in investing activities of $504 resulted from the purchase of equipment.

Financing activities

During the six months ended June 30, 2016, cash provided in financing activities of $5,633,111 resulted from the $1,883,311 proceeds, net of financing fee, of the February 24, 2016 note, exercise of $1,250,000 of warrants and $2,500,000 in equity financing. Cash provided during the six months ended June 30, 2015 resulted from $2,000,000 in proceeds from a convertible note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2016. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls.

During the three months ended June 30, 2016, management has implemented steps to remediate the material weakness identified during 2015 related to the valuation of options and warrants issued. The Company has engaged a third party to review our calculations and implemented additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations. There were no additional changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2016, the Company agreed (i) to issue to AFH 20,186 shares of common stock of the Company as an adjustment to the October 28, 2015 invoice and (ii) ) to issue 23,173 shares of common stock of the Company as an adjustment to the letter agreement dated February 10, 2016.

On June 24, 2016, the Company issued 700,000 of restricted Common Stock to MTF in connection with the exercise of the option granted to the Company by MTF to distribute the Sygnal product.

The proceeds from this note and the share purchases will be used for general working capital.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Consulting Agreement with AFH Holdings & Advisory, LLC dated as of April 5, 2016. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 8, 2016)

10.2	Consulting Agreement dated as of April 6, 2006 between the Company and AFH (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on April 8, 2016)

10.3	Tenth Amendment dated June 6, 2016 by and between the Company and The Regents of the University of California (incorporated hereby by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed on June 14, 2016).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2016.*

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 12, 2016	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

