Form 10-Q
period 2016-09-30
Bone Biologics Corp
filed 2016-11-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

[  ] Yes [X] No

As of November 5, 2016, there were 38,828,607 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets

Current assets
Cash	$688,233	$1,115,109
Prepaid expenses	82,879	85,998
Prepaid expenses – Related Party	300,838	339,931

Total current assets	1,071,950	1,541,038

Property and equipment, net	282	5,804

Total assets	$1,072,232	$1,546,842

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$335,622	$322,078
Shares to be issued	1,823,077	1,823,077

Total current liabilities	2,158,699	2,145,155

Note payable, net of debt discount of $3,036,098 and $1,917,248, respectively	5,963,902	5,082,752

Total liabilities	8,122,601	7,227,907

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 and 32,211,956 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	38,829	32,212
Additional paid-in capital	34,976,002	20,201,567
Accumulated deficit	(42,065,200)	(25,914,844)

Total stockholders’ deficit	(7,050,369)	(5,681,065)

Total liabilities and stockholders’ deficit	$1,072,232	$1,546,842

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	2,473,433	302,662	9,470,369	665,241
General and administrative	1,383,982	2,665,788	5,235,736	3,737,207

Total operating expenses	3,857,415	2,968,450	14,706,105	4,402,448

Loss from operations	(3,857,415)	(2,968,450)	(14,706,105)	(4,402,448)

Other expenses
Other expense	-	-	(4,862)	-
Interest expense, net	(513,846)	(387,332)	(1,436,643)	(1,484,356)

Total other expenses	(513,846)	(387,332)	(1,441,505)	(1,484,356)

Loss before provision for income taxes	(4,371,261)	(3,355,782)	(16,147,610)	(5,886,804)

Provision for income taxes	1,010	7,240	2,745	8,840

Net loss	$(4,372,271)	$(3,363,022)	$(16,150,355)	$(5,895,644)

Weighted average shares outstanding – basic and diluted	38,828,607	30,225,344	37,228,340	27,332,217

Loss per share – basic and diluted	$(0.11)	$(0.11)	$(0.43)	$(0.21)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(16,150,355)	$(5,895,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	660	1,712
Accrued interest expense	-	105,669
Amortization of prepaid expenses – related party	39,093	-
Debt discount amortization	657,159	449,209
Debt issuance costs amortization	223,990	599,781
Stock-based compensation	2,938,825	829,667
Options issued to consultants	4,512,033	-
Warrants issued to consultants	100,930	324,532
Interest expense deducted from loan proceeds	1,889	-
Loss on disposal of assets	4,862	-
Shares issued for Services	-	1,370,118
Shares issued for Sygnal license	1,435,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,119	(65,375)
Deferred financing costs	-	(185,000)
Accounts payable and accrued expenses	148,808	(69,424)

Net cash (used in) operating activities	(6,059,987)	(2,534,755)

Investing activities
Purchase of property and equipment	-	(504)

Net cash (used in) investing activities	-	(504)

Financing activities
Proceeds from exercise of warrants	1,250,000	-
Proceeds from issuance of common stock	2,500,000	-
Proceeds from issuance of notes payable	1,883,111	2,000,000
Net cash provided by financing activities	5,633,111	2,000,000

Net increase in cash	(426,876)	(535,259)

Cash, beginning of period	1,115,109	2,661,396
Cash, end of period	$688,233	$2,126,137

Supplemental non-cash information
Debt and accrued interest converted into Common Shares	$-	$3,852,771
Interest paid	$555,805	$392,943
Taxes paid	$2,745	$8.840

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc. Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics remaining as the surviving corporation in the merger. Upon the consummation of the merger, the separate existence of Merger Sub ceased. On September 22, 2014, the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on June 9, 2004. In connection with the merger, the 5,000,000 outstanding shares of common stock of the Company, par value $0.001 per share (“Common Stock”), prior to the merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

Additionally, all of the issued and outstanding shares of Bone Biologics Inc.’s $0.0001 par value common stock converted into a combined total of 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,648,658 shares issuable upon the conversion of debt).

We are a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1. The NELL-1 protein is an osteostimulative recombinant product that provides target specific control over bone regeneration. The protein has been licensed exclusively for worldwide applications to Bone Biologics through a technology transfer from the University of California, Los Angeles (“UCLA”). Bone Biologics received guidance from the United States Food and Drug Administration (“FDA”) that NELL-1 will be classified as a combination product with a device lead.

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

Going Concern and Liquidity

The Company has no significant operating history and, since inception to September 30, 2016, has generated a net loss of approximately $42 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $9.7 million. The accompanying consolidated financial statements for the three and nine months ended September 30, 2016 have been prepared assuming the Company will continue as a going concern. In connection with the certain letter agreement (See Note 5), management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish their rights to its technology, or discontinue its operations entirely.

Pursuant to the October 2016 Note Purchase Agreement (Note 11), the Company may only use the proceeds from the issuance of the convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

We have prepared the unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. The results of the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Fair Value of Financial Instruments

The Company’s consolidated financial instruments are accounts payable and notes payable. The recorded values of accounts payable approximate their values based on their short-term nature. Notes payable are recorded at their issue value or if warrants are attached at their issue value less the value of the warrant.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three and nine months ended September 30, 2016.

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

Patents and Licenses

In March 2006, the Company entered into an exclusive license agreement (“Exclusive License Agreement”), with UCLA for the worldwide application of the NELL-1 protein through a technology transfer. See Note 5 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of Nell-1, which was de minimis, and costs to file patent applications related to NELL-1.

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

Prepaid expenses – related party

Prepaid expenses – related party represent the fair value of warrants issued to AFH Holding & Advisory, LLC (“AFH”), a shareholder, for services pursuant to certain letter agreement dated May 4, 2014 (Note 5). Prepaid costs will be amortized as the required services are performed. As of September 30, 2016 and December 31, 2015 prepaid expenses – related party totaled $300,838 and 339,931, respectively.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at September 30, 2016 and December 31, 2015.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of September 30, 2016 and December 31, 2015.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Warrants	10,451,740	9,621,235
Stock options	12,656,067	4,179,764
Convertible promissory notes	5,696,203	4,430,380
	28,804,010	18,231,379

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

In August 2016, the FASB issued authoritative guidance under ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. ASU 2016-15 is effective retrospectively on January 1, 2018, with early adoption permitted. We have not yet determined the effect of the ASU on our Consolidated Financial Statements nor have we selected a transition date.

3. Property and Equipment

Property and equipment consist of the following at:

	September 30, 2016	December 31, 2015
Furniture and equipment	$503	$9,786
Less accumulated depreciation	(221)	(3,982)
	$282	$5,804

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $660 and $1,712, respectively. During the nine months ended September 30, 2016, we recorded a loss on disposal of assets of $4,862.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$335,622	$186,814
Accrued Bonuses	-	135,264
	$335,622	$322,078

5. Commitments and Contingencies

Letter Agreement

In August 2012, Bone Biologics, Inc., along with its then majority owner and debt holder, Musculoskeletal Transplant Foundation (“MTF”), entered into a letter agreement (the “AFH/MTF Agreement”) with AFH to consummate a business combination through a share exchange, reverse merger, or other similar transactions resulting in the Company becoming a public entity (the “Transaction”). In August 2013, the AFH/MTF Agreement was amended and restated, and on May 7, 2014, the AFH/MTF Agreement was again amended and restated. Among other things, the Amended and Restated letter agreement dated May 7, 2014 (the “Amended AFH/MTF Agreement”) provides that AFH will use its best efforts to assist the Company in procuring an investment bank to facilitate a financing of between $8 - 10 million (“PIPE Offering”).

Pursuant to the AFH/MTF Agreement, among other things, the Company agreed that in consideration of the advisory work provided and to be provided to the Company by AFH both before and following the Reverse Merger of the Company, AFH Advisory and its affiliated entities, individuals or assignees (collectively the “AFH Group”) will be entitled to 10% of the issued and outstanding shares of common stock of the Company after giving effect to the PIPE Offering.

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

We have agreed to pay an annual maintenance fee to UCLA of $10,000 as well as to pay certain royalties to UCLA under the UCLA License Agreement at the rate of 3.0% of net sales of licensed products. We must pay the royalties to UCLA on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year that is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA patents, then we may reduce the royalty owed to UCLA by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA patent, then we will pay to UCLA 10% to 20% of the sublicensing income we receive from such sublicense.

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

The total debt discount costs related to our outstanding debt for the nine months ended September 30, 2016 and 2015, was $657,159 and $449,209, respectively. These costs were amortized to interest expense. The unamortized debt discount at September 30, 2016 was $2,609,214. The cost is expected to be recognized over a period of 3.25 years. The unamortized debt discount at December 31, 2015 was $1,383,905.

The total debt issuance costs related to our outstanding debt for the nine months ended September 30, 2016 and 2015, was $223,990 and $599,781, respectively. These costs were amortized to interest expense. The unamortized debt issuance costs at September 30, 2016 was $426,884. The cost is expected to be recognized over a period of 3.25 years. The unamortized debt issuance costs at December 31, 2015 was $533,343.

Note Type	Issue Date	Maturity Date	Interest Rate	September 30, 2016	December 31, 2015
					(as adjusted)
First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000	-
				9,000,000	7,000,000
Less: Debt discount				2,609,214	1,383,905
Less: Debt issuance costs				426,884	533,343
Net Notes payable				$5,963,902	$5,082,752

7. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2016 and December 31, 2015, the Company had an aggregate of 38,828,607 shares and 32,211,956 shares of common stock outstanding, respectively.

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

Common Stock Warrants

As of September 30, 2016, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date
2006	$0.17	60,920	October 31, 2016
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,164,558	October 23, 2019
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total warrants at September 30, 2016		10,451,740	3.43 years

An aggregate of 791,139 common stock warrants were exercised during the nine months ended September 30, 2016. No common stock warrants expired during the nine months ended September 30, 2016. No common stock warrants were exercised or expired during the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2016 and 2015, the Company had stock-based compensation expenses of $1,939,157 and $137,412, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. During the nine months ended September 30, 2016 and 2015, the Company had stock-based compensation expenses of $2,874,147 and $-0-, respectively, related to issuances to consultants.

A summary of stock option activity for the nine months ended September 30, 2016, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2015	757,977	$1.59	10.00	-
Granted – 2015	5,536,249	1.59	10.00	-
Forfeited – 2015	-	-	-	-
Exercised – 2015	-	-	-	-
Outstanding as of January 1, 2016	6,294,226	$1.59	10.00	-
Granted – 2016	6,361,841	1.66	9.95	-
Forfeited – 2016	-	-	-	-
Exercised – 2016	-	-	-	-
Outstanding as of September 30, 2016	12,656,067	$1.62	9.21	-

Date Issued	Exercise Price	Number of Shares	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	300,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	889,822	December 27, 2025
January 2016	$1.59	5,401,092	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021
May 2016	$2.05	807,434	May 26, 2026
June 2016	$2.05	99,315	May 31, 2026

Total options at September 30, 2016		12,656,067

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the nine months ended September 30, 2016 and 2015.

There were 6,361,841 and 3,421,787 options issued during the nine months ended September 30, 2016 and 2015, respectively. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2016 are as follows:

September 30, 2016
Risk free interest rate	1.38% - 1.44%
Expected life (in years)	5.6-10.0
Expected Volatility	121.17%-123.88%
Expected dividend yield	0%

A summary of the changes in the Company’s non-vested options during the nine months ended September 30, 2016, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value
Non-vested at January 1, 2015	501,469	$0.73	-
Granted in 2015	5,536,249	$1.29	-
Vested in year ended December 31, 2015	(881,008)	$0.73	-
Non-vested at January 1, 2016	5,156,710	$1.29	-
Granted in 2016	6,361,841	$1.92	-
Vested in 2016	(1,678,286)	$1.32	-
Non-vested at September 30, 2016	9,840,265	$1.73	-
Exercisable at September 30, 2016	2,815,802	$1.22	-
Outstanding at September 30, 2016	12,656,067	$1.62	-

As of September 30, 2016, total unrecognized compensation cost related to unvested stock options was $11,106,713. The cost is expected to be recognized over a weighted average period of 1.95 years.

2016	2017	2018	2019	2020	2021
$769,839	$5,963,174	$2,849,718	$1,306,971	$212,819	$4,192

9. Income Taxes

The Company’s effective tax rate is 0% for income tax for the nine months ended September 30, 2016 and the Company expects that its effective tax rate for the full year 2016 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

In addition to the shares and warrants issued for services, AFH received cash totaling $491,666 for services during the nine months ended September 30, 2016.

Amir Heshmatpour is the controlling party of AFH and an affiliate and board observer of the Company.

Musculoskeletal Transplant Foundation (MTF)

On August 11, 2015 the Company entered into the Letter Agreement, by and between, Bone Biologics Corporation and MTF to amend the Side Letter Agreement, dated September 7, 2014 (the “Letter Agreement”), by and among Bone Biologics Corporation (formerly known as Bone Biologics, Inc., the “Company”), Musculoskeletal Transplant Foundation (“MTF”) and AFH. Pursuant to the Letter Agreement, AFH and MTF are each entitled to receive shares of the Company equal to and not to exceed 2.5% of the fully diluted shares of the Company at the time of the completion of the Milestone Targets (“Milestone Shares”). The Milestone Targets have not been reached, and in consideration for the support and cooperation of MTF in trying to reach the Milestone Targets and the closing of certain financings, including the conversion of debt by MTF in order to facilitate certain financings, the Company hereby authorizes the issuance of Company Common Shares to MTF in the amount of 2.5% of the fully diluted shares, Eight Hundred Ninety Seven Thousand One Hundred Ninety-Three (867,163) Common Shares, of the Company as of the date hereof. The Company recognized $1,370,118 as general and administrative expense.

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

11. Subsequent Events

On October 14, 2016, pursuant to a Note Purchase Agreement, the Company issued to each of The Musculoskeletal Transplant Foundation (“MTF”) and Hankey Capital, LLC (“Hankey Capital”) a convertible promissory note in the amount of $600,000 (each a “Convertible Note”). The Convertible Note matures on December 31, 2016 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% per annum until maturity. Prior to the Maturity Date, each of MTF and Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Notes will be required to convert their Convertible Notes into the same securities issued in such financing at the same price per share. Also, if the Convertible Notes are not paid by the Maturity Date, they will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. The Convertible Notes are secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares.

Pursuant to the Note Purchase Agreement, the Company may only use the proceeds from the issuance of the Convertible Notes to focus on prioritizing operations on essential research and development activities. In connection with the Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

The Company has evaluated subsequent events through November 11, 2016, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

Overview

We are a biotechnology company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA. UCLA and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

Three Months ended September 30, 2016 compared to the Three Months ended September 30, 2015

	Three Months ended September 30, 2016	Three Months ended September 30, 2015	% Change
Operating expenses
Research and development	$2,473,433	$302,662	717.23%
General and administrative	1,383,982	2,665,788	(48.08)%

Total operating expenses	3,857,415	2,968,450	29.95%

Loss from operations	(3,857,415)	(2,968,450)	29.95%

Interest expense, net	(513,846)	(387,332)	32.66%
Total other income/expense	(513,846)	(387,332)	32.66%

Loss before provision for income taxes	(4,371,261)	(3,355,782)	30.26%

Provision for income taxes	1,010	7,240	(86.05)%

Net loss	$(4,372,271)	$(3,363,022)	30.01%

Research and Development

Our research and development expenses increased from $302,662 during the three months ended September 30, 2015 to $2,473,433 during the three months ended September 30, 2016. The $2,170,771 increase was primarily due to options issued to research and development consultants, expense of our Sygnal license of $1,435,000 and increases in patent costs and development activities for our lead product NELL-1. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $2,665,788 during the three months ended September 30, 2015 to $1,383,982 during the three months ended September 30, 2016. The $1,281,806 decrease was primarily due to the issuance of shares in 2015 pursuance to the MTF Revised Milestone Side Letter Agreement totaling $1,370,118.

Interest Expense

Our net interest expense increased from $387,332 for the three months ended September 30, 2015 to $513,846 during the three months ended September 30, 2016. The increase in interest of $126,514 was related to our new loan in February 2016.

Nine Months ended September 30, 2016 compared to the Nine Months ended September 30, 2015

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015	% Change
Operating expenses
Research and development	$9,470,369	$665,241	1323.60%
General and administrative	5,235,736	3,737,207	40.10%

Total operating expenses	14,706,105	4,402,448	234.04%

Loss from operations	(14,706,105)	(4,402,448)	234.04%

Other expense	(4,862)	-	100.00%
Interest expense, net	(1,436,643)	(1,484,356)	(3.21)%
Total other income/expense	(1,441,505)	(1,484,356)	(2.89)%

Loss before provision for income taxes	(16,147,610)	(5,886,804)	174.30%

Provision for income taxes	2.745	8,840	(68.95)%

Net loss	$(16,150,355)	$(5,895,644)	173.94%

Research and Development

Our research and development expenses increased from $665,241 during the nine months ended September 30, 2015 to $9,470,369 during the nine months ended September 30, 2016. The $8,805,128 increase was primarily due to options issued to research and development consultants of $4,512,033, expense of our Sygnal license of $1,435,000 and increases in patent costs and development activities for our lead product NELL-1. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses increased from $3,737,207 during the nine months ended September 30, 2015 to $5,235,736 during the nine months ended September 30, 2016. The $1,498,529 increase was primarily due to increased wages for our CEO and COO who began serving the Company in August of 2015, expenses for legal services related to consulting contacts and financing activities and also stock based compensation expense of our management team totaling $2,938,825.

Interest Expense

Our net interest expense decreased from $1,484,356 for the nine months ended September 30, 2015 to $1,436,643 during the nine months ended September 30, 2016. The decrease in interest of $47,713 was related to warrants expensed in February 2015 offset by an increase related to our new loan in February 2016.

Liquidity and Capital Resources

	September 30, 2016	December 31, 2015
	(unaudited)
Assets

Current assets
Cash	$688,233	$1,115,109
Prepaid expenses	82,879	85,998
Prepaid expenses – Related Party	300,838	339,931

Total current assets	1,071,950	1,541,038

Property and equipment, net	282	5,804

Total assets	$1,072,232	$1,546,842

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$335,622	$322,078
Shares to be issued	1,823,077	1,823,077

Total current liabilities	2,158,699	2,145,155

Note payable, net of debt discount of $3,036,098 and $1,917,248, respectively	5,963,902	5,082,752

Total liabilities	8,122,601	7,227,907

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 and 32,211,956 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	38,829	32,212
Additional paid-in capital	34,976,002	20,201,567
Accumulated deficit	(42,065,200)	(25,914,844)

Total stockholders’ deficit	(7,050,369)	(5,681,065)

Total liabilities and stockholders’ deficit	$1,072,232	$1,546,842

We have no significant operating history and, from our inception to September 30, 2016, we have generated a net loss of approximately $42 million. The financial statements for the three and nine months ended September 30, 2016 and 2015 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $9.7 million. The Company has no principal payment requirements for the next 12 months.

The Company will continue to incur significant expenses for development activities for our lead product NELL-1. The Company’s December 31, 2015 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, have been prepared assuming the Company will continue as a going concern. The Company closed on $5.7 million of debt and equity financing in February 2016 and $1.2 million of convertible notes in October 2016. Pursuant to the October 2016 Note Purchase Agreement, the Company may only use the proceeds from the issuance of the convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

The Company intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish their rights to its technology, or discontinue its operations entirely.

As of September 30, 2016 and December 31, 2015, we had cash of $688,233 and $1,115,109, respectively.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(16,150,355)	$(5,895,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	660	1,712
Accrued interest expense	-	105,669
Amortization of prepaid expenses – related party	39,093	-
Debt discount amortization	657,159	449,209
Debt issuance costs amortization	223,990	599,781
Stock-based compensation	2,938,825	829,667
Options issued to consultants	4,512,033	-
Warrants issued to consultants	100,930	324,532
Interest expense deducted from loan proceeds	1,889	-
Loss on disposal of assets	4,862	-
Shares issued for Services	-	1,370,118
Shares issued for Sygnal license	1,435,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,119	(65,375)
Deferred financing costs	-	(185,000)
Accounts payable and accrued expenses	148,808	(69,424)

Net cash (used in) operating activities	(6,059,987)	(2,534,755)

Investing activities
Purchase of property and equipment	-	(504)

Net cash (used in) investing activities	-	(504)

Financing activities
Proceeds from exercise of warrants	1,250,000	-
Proceeds from issuance of common stock	2,500,000	-
Proceeds from issuance of notes payable	1,883,111	2,000,000
Net cash provided by financing activities	5,633,111	2,000,000

Net increase in cash	(426,876)	(535,259)

Cash, beginning of period	1,115,109	2,661,396
Cash, end of period	$688,233	$2,126,137

Supplemental non-cash information
Debt and accrued interest converted into Common Shares	$-	$3,852,771
Interest paid	$555,805	$392,943
Taxes paid	$2,745	$8.840

Operating activities

During the nine months ended September 30, 2016 and 2015, cash used in operating activities was $6,059,987 and $2,534,755 respectively. Cash expenditures the nine months ended September 30, 2016 increased primarily due to development activities with our Contracted Manufacturing Organization (“CMO”), patent costs, increase in wages for our CEO and COO who began serving the Company in August 2015 and professional fees as a result of our financing activities.

During the nine months ended September 30, 2016, cash used in operating activities was partially offset by non-cash of debt discount amortization of $657,159, debt issuance costs of $223,990, stock option expenses of $2,938,825 for employee options and $4,512,033 for consultant option expense. During the nine months ended September 30, 2015, cash used in operating activities was partially offset by non-cash increases in accrued interest expense of $105,669, debt discount amortization of $449,209, debt financing costs amortization of $599,781, stock option expenses of $829,667 for employee options, $324,532 related to the issuance of warrants issued to consultants and $1,370,118 shares issued for services.

Investing activities

During the nine months ended September 30, 2016, there were no investing activities. In the nine months ended September 30, 2015, cash used in investing activities of $504 resulted from the purchase of equipment.

Financing activities

During the nine months ended September 30, 2016, cash provided in financing activities of $5,633,111 resulted from the $1,883,311 proceeds, net of financing fee, of the February 24, 2016 note, exercise of $1,250,000 of warrants and $2,500,000 in equity financing. Cash provided during the nine months ended September 30, 2015 resulted from $2,000,000 in proceeds from a convertible note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2016. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls.

During the three months ended September 30, 2016, management has implemented steps to remediate the material weakness identified during 2015 related to the valuation of options and warrants issued. The Company has engaged a third party to review our calculations and implemented additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations. There were no additional changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Note Purchase Agreement with The Musculoskeletal Transplant Foundation and Hankey Capital, LLC dated as of October 14, 2016. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 18, 2016)

10.2	Bone Biologics Corporation Convertible Note issued to Hankey Capital on October 14, 2016. (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed October 18, 2016)

10.3	Bone Biologics Corporation Convertible Note issued to MTF on October 14, 2016. (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed October 18, 2016)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2016.*

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 14, 2016	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

