Form 10-K
period 2016-12-31
Bone Biologics Corp
filed 2017-03-30
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

For the transition period from _________ to _________

Commission File Number: 000-53078

Bone Biologics Corporation

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of

incorporation or organization)

42-1743430

(I.R.S. Employer

Identification No.)

2 Burlington Woods Drive, Ste 100, Burlington, MA 01803

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

As of March 16, 2017, there were 38,828,607 shares of common stock, par value $.001, outstanding.

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

All statements other than historical facts contained in this Annual Report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1/DBX®, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Bone Biologics Corporation, a Delaware corporation, and, our wholly owned subsidiary, as defined under Part I, Item 1-”Business” in this Annual Report.

PART I

Item 1. Business

OVERVIEW

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from University of California Los Angeles (“UCLA”). UCLA and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

We are a development stage entity. The production and marketing of our products and ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by us must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend the clinical trials.

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

PRODUCTS

We have developed a stand-alone platform technology through significant laboratory and small and large animal research over more than ten years to generate the current applications across broad fields of use. The platform technology is our recombinant human protein, known as NELL-1, a proprietary skeletal specific growth factor which is a bone void filler. NELL-1 provides regulation over skeletal tissue formation and stem cell differentiation during bone regeneration. The Company obtained the platform technology pursuant to an exclusive license agreement with UCLA.

We are currently focused on bone regeneration in lumbar spinal fusion, in keeping with our exclusive license agreement, using NELL-1 in combination with DBX®, a proprietary demineralized bone matrix from Musculoskeletal Transplant Foundation (“MTF”). The NELL-1/DBX® medical device is a combination product which is an osteostimulative recombinant protein that provides target specific control over bone regeneration. Leveraging the resources of investors and strategic partners, we have successfully surpassed two critical milestones:

●	Demonstrating a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells; and

●	Validation of protein dosing and efficacy in established large animal sheep models and non-human primate models.

Our lead product is expected to be purified NELL-1 mixed with 510(k) cleared DBX® Demineralized Bone Putty recommended for use in conjunction with applicable hardware consistent with the indication. The NELL-1/DBX® Fusion Device will be comprised of a single dose vial of NELL-1 recombinant protein freeze dried onto DBX®. A vial of NELL-1/DBX® will be sold in a convenience kit with a diluent and a syringe of 510(k) cleared demineralized bone (“DBX® Putty”) produced by MTF. A delivery device will allow the surgeon to mix the reconstituted NELL-1 with the appropriate quantity of DBX® Putty just prior to implantation.

The NELL-1/DBX® Fusion Device is intended for use in lumbar spinal fusion and may have a variety of other spine and orthopedic applications.

While the product is initially targeted at the lumbar spine fusion market, in keeping with our exclusive license agreement, we believe NELL-1’s unique set of characteristics, target specific mechanism of action, efficacy, safety and affordability position the product well for application in a variety of procedures including:

Spine Implants. This is the largest market for bone substitute product, representing greater than 70% of the total U.S. market according to Transparency Market Research. While use of the patient’s own bone, also referred to as autograft, to enhance fusion of vertebral segments remains the optimal use for this type of treatment, complications associated with use of autograft bone including pain, increased surgical time and infection limit its use.

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

Osteoporosis. The medical need to find a solution to counter a decrease in bone mass and density seen in women most frequently after menopause or a similar effect on astronauts in microgravity environments for an extended period is a major medical challenge. The systemic use of NELL-1 to stimulate bone regeneration throughout the body thereby increasing bone density could have a very significant impact on the treatment of osteoporosis.

UCLA’s initial research was funded with approximately $18 million in resources from UCLA and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA, our continued development has been funded through various strategic investments. Our research and development expenses, which include the fair value of stock options issued to our consultants, for the years ended December 31, 2016 and 2015 were $11,602,776 and $3,666,108, respectively. We anticipate that it will require an additional $22 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $137 million will be required to achieve product launch.

NELL-1’s powerful specific bone and cartilage forming properties are derived from the ability of NELL-1 to only target cells that exhibit an activated “master switch” to develop into bone or cartilage. NELL-1 is a function specific recombinant human protein that has been proven in laboratory bench models to recapitulate normal human growth and development to provide control over bone and cartilage regeneration.

NELL-1 was isolated in 1996, and the first NELL-1 patent on bone regeneration was filed in 1999. Subsequent patents and continuations in part describing NELL-1 manufacturing, delivery, and cartilage regeneration were filed to further strengthen the patent portfolio.

RESEARCH & PUBLICATIONS

Our leading scientists have been published in notable scientific journals and publications in our field. There are more than 80 publications that serve to highlight the work and achievements of the researchers and the Company.

PROPOSED INITIAL CLINICAL APPLICATION

The NELL-1/DBX® Fusion Device will be indicated for spinal fusion procedures in skeletally mature patients with degenerative disc disease (“DDD”) at one level from L4-S1. These DDD patients may also have up to Grade I spondylolisthesis at the involved level. The NELL-1/DBX® Fusion Device is to be implanted via an anterior open or an anterior laparoscopic approach in conjunction with a cleared intervertebral body fusion device. Patients receiving the device should have had at least six months of non-operative treatment prior to treatment with the device. A cervical indication is currently under consideration. This indication for use would fill a current clinical gap, created by potentially dangerous inflammatory responses caused by commercially available catalytic bone growth agents, the subject of a Public Health Notification from the FDA on July 1, 2008 about life threatening complications associated with a recombinant human protein in cervical spine fusion. We do not expect our product to see the same adverse events with NELL-1/DBX® as have been observed with other commercially available protein. We have performed a rat femoral onlay model to compare proinflammatory response of rhBMP-2 and NELL-1 within Helistate collagen sponges. While NELL-1 induced normal healing, rhBMP-2 induced significant amounts of swelling and histological evidence of intense inflammatory response.

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

DBX® Putty is a matrix composed of processed human cortical bone. Demineralized bone granules are mixed with sodium hyaluronate to form the DBX® Putty. Every lot of final DBX® Putty product is tested in an athymic mouse model or in an alkaline phosphatase assay, which has been shown to have a positive correlation with the athymic mouse model, to ensure osteostimulation.

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

OUR BUSINESS STRATEGY

Our business strategy is to develop our target specific platform technology to meet a current established market with improvement in patient outcomes and reduction in costs to the healthcare delivery system. Our focus continues to narrow from the research to the development stage to allow for the approval for use of our target specific protein exhibiting efficacy and safety by matching or exceeding current market approved products. Identifying the best future strategic partners to facilitate the development through pre Investigational Device Exemption (“IDE”), clinical, and ultimate commercialization is critical as we fund the pre-IDE work and continue achieving milestones. We believe that the licensing of the distribution of the NELL-1 product in the fields of use focused upon will generate sufficient funding to provide for the ongoing development of the Platform Technology across other surgical and therapeutic fields.

DEVELOPMENT OF THE COMPANY

The Company was incorporated in Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp. and Bone Biologics, Inc. Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics remaining as the surviving corporation in the merger. Upon the consummation of the merger, the separate existence of Merger Sub ceased. On September 22, 2014, the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly-owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on June 9, 2004. In connection with the merger, the 5,000,000 outstanding shares of common stock of the Company prior to the merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled. Additionally, all of the issued and outstanding shares of Bone Biologics Inc.’s common stock converted into a combined total of 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,648,658 shares issuable upon the conversion of debt).

The UCLA License Agreement

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

On October 28, 2015, the Company agreed (i) to issue to AFH 915,614 shares of common stock of the Company and warrants to purchase 158,229 shares of common stock and (ii) to make a payment of $275,000. The warrants have an exercise price of $1.58. The shares and warrants were issued and the payment was made to AFH as payment for advisory services rendered to the Company. The Company recognized the fair value on the shares, $1,455,825, and the fair value of the warrants, $172,470, as general and administrative expense.

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

On June 1, 2016, the Company agreed (i) to issue to AFH 20,186 shares of common stock of the Company as an adjustment to the October 28, 2015 invoice and (ii) to issue 23,173 shares of common stock of the Company as an adjustment to the letter agreement dated February 10, 2016. The fair value of the shares issued for services, $100,930, was recorded as general and administrative expense.

In addition to the shares and warrants issued for services, AFH received cash totaling $525,000 and $408,750 for services during the year ended December 31, 2016 and 2015, respectively.

Amir Heshmatpour is the controlling party of AFH.

Musculoskeletal Transplant Foundation (MTF)

We have formed a formal strategic alliance with MTF on the collaborative development of osteostimulative products that incorporate MTF’s current product line of natural bone graft substitutes with NELL-1. MTF is the exclusive allograft supplier for BIOBONE-X™. MTF has become one of the major investors of the Company. MTF is the world’s largest allograft bone supplier. It is also the Country’s largest full service tissue organization dedicated to providing quality tissue through a commitment to excellence in education, research, recovery and care for recipients, donors and their families. A not-for-profit organization, MTF is a consortium of academic medical institutions and organ and tissue recovery organizations across the country. We anticipate that MTF, with its proven ISO 9001 manufacturing and packaging of FDA approved osteogenic carriers, will significantly accelerate the clinical development cycle of NELL-1 related products.

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

On October 14, 2016, pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $600,000.

On February 10, 2017 pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $1,000,000 (“Convertible Note”). The Convertible Note matures on December 31, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% until maturity. Prior to the Maturity Date, MTF has a right, in its sole discretion, to convert its Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holder of the Convertible Note will be required to convert their Convertible Note into the same securities issued in such financing at the same price per share. Also, if the Convertible Note is not paid by the Maturity Date, it will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. The Company has granted piggyback registration rights with respect to the Conversion Shares.

Bruce Stroever, our Chairman of the Board, is the President and Chief Executive Officer of MTF.

Hankey Capital LLC

First Secured Convertible Note and Warrant

On October 24, 2014, the Company issued a convertible promissory note in the amount of $5,000,000 to Hankey Capital, LLC (“Hankey Capital”). The Convertible Note matures on December 31, 2019 and bears interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s Common Stock, at a conversion rate of $1.58 per share.

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

Second Secured Convertible Note and Warrant

On May 4, 2015, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Second Convertible Note matures on December 31, 2019 and bears interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s Common Stock, at a conversion rate of $1.58 per share. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of shares in the Collateral shall be adjusted on a yearly basis. The Convertible Note is further secured by collateral assignments of all the Company’s license agreements. The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital shall return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all the collateral shares shall be returned return and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on May 4, 2015 the Company issued 2,531,646 common shares as collateral. The Company paid a commitment fee in the amount of $60,000 (3% of the original principal amount of the loan) to Hankey Capital. On May 4, 2015, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58. The Warrant was amended as of February 10, 2016 to extend the expiration date to May 4, 2020. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

Third Convertible Secured Term Note and Warrant

On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.58 per share. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on February 24, 2016 the Company issued 2,531,646 common shares as collateral, paid a commitment fee in the amount of $40,000 (2% of the original principal amount of the Loan) and a warrant to Hankey Capital for 1,463,415 shares of Common Stock at an exercise price per share of $2.05. The Warrant will expire on February 23, 2021. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

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

Convertible Promissory Notes

On October 14, 2016, pursuant to a Note Purchase Agreement, the Company issued to each of MTF and Hankey Capital a convertible promissory note in the amount of $600,000 (each a “Convertible Note”). The Convertible Note matures on December 31, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% per annum until maturity. Prior to the Maturity Date, each of MTF and Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Notes will be required to convert their Convertible Notes into the same securities issued in such financing at the same price per share. In addition, if the Convertible Notes are not paid by the Maturity Date, they will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. Hankey Capital’s Convertible Note is secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares.

Pursuant to the October 2016 Note Purchase Agreement, the Company may only use the proceeds from the issuance of those convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

On January 23, 2017 the Company, MTF and Hankey Capital, executed an amendment (the “Amendment”) to the Convertible Notes. The Amendment extends the maturity date of each of the Convertible Notes to December 31, 2017 from December 31, 2016. By extending the maturity date, the date that the Convertible Notes automatically convert into shares of the Company’s Common Stock is also extended to December 31, 2017. The Amendment is effective retroactive to December 31, 2016.

On February 10, 2017 pursuant to a Note Purchase Agreement, the Company issued to Hankey Capital a convertible promissory note in the amount of $1,000,000 (“Convertible Note”). The Convertible Note matures on December 31, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% until maturity. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert its Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holder of the Convertible Note will be required to convert their Convertible Note into the same securities issued in such financing at the same price per share. Also, if the Convertible Note is not paid by the Maturity Date, it will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. Hankey Capital’s Convertible Note is secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares.

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

On December 13, 2016, the Company provided written notice that it is terminating the agreement for cause. Absent cure of the material breach of the agreement, termination of the agreement shall be effective on March 31, 2017. The Company continues to work with the founders in an attempt to resolve all outstanding issues under the agreement.

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

GOVERNMENT REGULATION

The manufacturing and marketing of any product which we may formulate with our technologies as well as our related research and development activities are subject to regulation for safety, efficacy and quality by governmental authorities in the U.S. and other countries. We anticipate that these regulations will apply separately to each product. The Company believes that complying with these regulations will involve a considerable level of time, expense and uncertainty.

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

Item 1A. Risk Factors

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company’s consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Risks Related to Our Business

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital. We currently have no cash flow. We cannot assure you that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as and for the years ended December 31, 2016 and 2015 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses for the years ended December 31, 2016 and 2015 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and have never been profitable. From our inception through December 31, 2016, we have generated a net loss of approximately $46.9 million. We have negative cash flow from operations, working capital deficiencies and have not established the commercial viability of our products. These conditions raise doubts as to the Company’s ability to continue as a going concern. The Company’s December 31, 2016 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. Although we intend to raise additional capital or financing, we will continue to incur significant expenses for development activities for our lead product NELL-1/DBX®. In addition, as a public company, we will incur additional accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve profitability. As a result, we can provide no assurance as to whether or if we will ever be profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

There may be conflicts of interest between our management and our non-management stockholders and other affiliates.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders.

We face a number of risks associated with our incurrence of substantial debt which could adversely affect our financial condition.

The Company has the following debt outstanding:

Note Type	Issue Date	Maturity Date	Interest Rate	March 14, 2017

First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000

Convertible Promissory Notes	10/14/16	12/31/17	8.5%	1,200,000
Convertible Promissory Notes	02/06/17	12/31/17	8.5%	2,000,000

Total Notes payable				$12,200,000

Incurring a substantial amount of debt may require us to use a significant portion of any cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

We operate in a highly competitive environment.

The medical device industry is characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national orthopedic and med-tech companies developing both generic and proprietary therapies to treat serious diseases. Many of these companies are well-established and possess technical, human, research and development, financial and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing.

Academic research centers, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being developed by us. In addition, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals, and begin commercial sales of their products before us.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have a limited operating history, and there is a risk that we will be unable to continue as a going concern. We have minimal assets and no significant financial resources. Our limited operating history makes it difficult to evaluate our current business model and future prospects. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a new company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, which may or may not be sound;

●	maintain our anticipated management and advisory team; and

●	raise sufficient funds in the capital markets to effectuate our business plan.

If we cannot execute any one of the foregoing or similar matters relating to our business, the business may fail, in which case you would lose the entire amount of your investment in the Company.

Our future success is dependent, in part, on the performance and continued service of our officers and directors.

We are presently dependent to a great extent upon the experience, abilities and continued services of Stephen R. LaNeve, our President and Chief Executive Officer, and Jeffrey Frelick, our Chief Operating Officer. The loss of services of Mr. LaNeve or Mr. Frelick could have a material adverse effect on our business, financial condition or results of operation.

Acceptance of our formulations or products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our products. Even if approved for marketing by the necessary regulatory authorities, our formulations or products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

●	receipt of regulatory clearance of marketing claims for the uses that we are developing;

●	establishment and demonstration of the advantages, safety and efficacy of our formulations, products and technologies;

●	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

●	Our ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing our proposed products; and

●	Our ability to market our products.

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of our proposed formulations or products. If we are unable to obtain regulatory approval, commercialize and market our proposed formulations or products when planned, we may not achieve any market acceptance or generate revenue.

Our long-term capital requirements are subject to numerous risks.

We anticipate that it will require an additional $22 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $137 million will be required to achieve product launch. We anticipate we will need to raise substantial additional funds for the pivotal clinical trial prior to marketing our first product. Our long term capital requirements are expected to depend on many factors, including, among others:

●	the number of potential formulations, products and technologies in development;

●	continued progress and cost of our research and development programs;

●	progress with pre-clinical studies and clinical trials;

●	time and costs involved in obtaining regulatory (including FDA) clearance;

●	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

●	costs of developing sales, marketing and distribution channels and our ability to sell our formulations or products;

●	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

●	competing technological and market developments;

●	market acceptance of our drug formulations or products;

●	costs for recruiting and retaining employees and consultants;

●	costs for training physicians; and

●	legal, accounting and other professional costs.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. If adequate funds are not available, we may be required to significantly reduce or refocus our development and commercialization efforts with regard to our delivery technologies and our proposed formulations and products.

Competitors could develop and/or gain FDA approval of our products for a different indication.

We cannot provide any assurances that any other company won’t obtain FDA approval for similar products that might adversely affect our ability to develop and market these products in the U.S. We are aware that other companies have intellectual property protection and have conducted clinical trials. Many of these companies may have more resources than us. We cannot provide any assurances that our products will be FDA-approved prior to our competitors.

The FDA does not regulate the practice of medicine and, as a result, cannot direct physicians to select certain products for their patients. Consequently, we might be limited in our ability to prevent off-label use of a competitor’s product to treat the diseases we intend to commercialize, even if we have issued method of use patents for that indication. If we are not able to obtain and enforce our patents, a competitor could develop and commercialize similar products for the same indications that we are pursuing. We cannot provide any assurances that a competitor will not obtain FDA approval for a product that contains the same active ingredients as our products.

We rely on method patents and patent applications and various regulatory exclusivities to protect some of our product candidates, and our ability to compete may be limited or eliminated if we are not able to protect our products.

The patent positions of medical device companies are uncertain and involve complex legal and factual questions. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expense and divert the attention of our management.

Others may file patent applications or obtain patents on similar technologies or compounds that compete with our products. We cannot predict how broad the claims in any such patents or applications will be and whether they will be allowed. Once claims have been issued, we cannot predict how they will be construed or enforced. We may infringe upon intellectual property rights of others without being aware of it. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. Some of our current or former employees, consultants, scientific advisors, current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop similar knowledge, methods, and know-how or gain access to our proprietary information through some other means.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of the date of this prospectus, we have three full-time employees. We also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

Certain of our directors, officers, scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other healthcare and life science companies or institutes that might be developing competitive products. Other than corporate opportunities, none of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with its interests.

Losing key personnel or failing to recruit necessary additional personnel would impede our ability to attain our development objectives. There is intense competition for qualified personnel in the drug-development field, and we may not be able to attract and retain the qualified personnel we need to develop our business.

We rely on independent organizations, advisors and consultants to perform certain services for us, including handling substantially all aspects of regulatory approval, clinical management, manufacturing, marketing, and sales. We expect that this will continue to be the case. Such services may not always be available to us on a timely basis.

We rely on third parties to supply our raw materials, and if certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.

We rely on suppliers for raw materials and other third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and to use in clinical trials of its products. To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We and our suppliers and vendors may not be able to (i) produce our drug substance or drug product to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement providers, we may not be able to enter into agreements with suppliers on favorable terms and conditions, or there could be a substantial delay before a new third party could be qualified and registered with the FDA and foreign regulatory authorities as a provider.

Clinical trials are very expensive, time-consuming, and difficult to implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

●	obtaining an IDE approval with the FDA to commence clinical trials;

●	identification of, and acceptable arrangements with, one or more clinical sites;

●	obtaining Institutional Review Board (“IRB”) approval to commence clinical trials;

●	unforeseen safety issues;

●	determination of dosing;

●	lack of effectiveness during clinical trials;

●	slower than expected rates of patient recruitment;

●	inability to monitor patients adequately during or after treatment;

●	inability or unwillingness of medical investigators to follow clinical protocols; and

●	unwillingness of the FDA or IRBs to permit the clinical trials to be initiated.

In addition, we, IRBs or the FDA may suspend clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if IRBs or the FDA finds deficiencies in our submissions or the conduct of our trials.

The results of our clinical trials may not support our product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in early studies or trials, if any, may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, it cannot be certain that the results will support our product candidate claims. Success in preclinical testing and pilot clinical trials does not ensure that later pilot or pivotal clinical trials will be successful. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing. In particular, the limited results we have obtained for our tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Any such failure could cause us to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay us in obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

We depend on third parties, including researchers, who are not under our control.

We depend upon independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to conduct our preclinical and clinical trials under agreements. These collaborators are not our employees, and they cannot control the amount or timing of resources that they devote to their programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific inventors/advisors become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if it were undertaking those programs itself. Failing to devote sufficient time and resources to our drug-development programs, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the drug candidate involved.

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. We have been and continue to be highly dependent on our strategic partner, MTF, for technical support and administrative support. We are also dependent on the support of the founding scientists who are UCLA employees for current scientific work in transitioning development work through and to contract vendors.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.

If any other person files patent applications, or is issued patents, claiming technology also claimed by us, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. We or our licensors may also need to participate in interference proceedings involving issued patents and pending applications of another entity.

The intellectual property environment in our industry is particularly complex, constantly evolving and highly fragmented. Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover products, processes or technologies similar to us. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates and may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patents. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

We cannot guarantee that our technologies will not conflict with the rights of others. In some foreign jurisdictions, we could become involved in opposition proceedings, either by opposing the validity of another’s foreign patent or by persons opposing the validity of our foreign patents.

We may also face frivolous litigation or lawsuits from various competitors or from litigious securities attorneys. The cost of any litigation or other proceeding relating to these areas, even if deemed frivolous or resolved in our favor, could be substantial and could distract management from its business. Uncertainties resulting from initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations.

If we infringe the rights of others, we could be prevented from selling products or forced to pay damages.

If our products, methods, processes, and other technologies are found to infringe the proprietary rights of other parties, we could be required to pay damages, or may be required to cease using the technology or to license rights from the prevailing party. Any prevailing party may be unwilling to offer us a license on commercially acceptable terms.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our products are in the early stage of development and will require substantial further capital expenditures, development, testing, and regulatory clearances prior to commercialization. The development and regulatory approval process takes several years, and it is not likely that our products, technologies or processes, even if successfully developed and approved by the FDA, would be commercially available for five or more years. Of the large number of drugs in development, only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates, could result in the failure of our business and a loss of all of your investment in our company.

Any product candidates advanced into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize such product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable health authorities in foreign markets. In the U.S., we may not be permitted to market our product candidates until we receive approval of our PMA from the FDA. The process of obtaining PMA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA or another regulatory agency can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of clinical trials;

●	We may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;

●	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the U.S.;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

●	We may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the FDA may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or

●	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, recent events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals could prevent us from commercializing our product candidates.

Any product candidate we advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by any of our product candidates that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

We have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market.

Delays in the commencement of clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory clearance to commence a clinical trial;

●	identifying, recruiting and training suitable clinical investigators;

●	reaching agreement on acceptable terms with prospective clinical research organizations, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different clinical research organizations and trial sites;

●	obtaining sufficient quantities of a product candidate for use in clinical trials;

●	obtaining an IRB or ethics committee approval to conduct a clinical trial at a prospective site;

●	identifying, recruiting and enrolling patients to participate in a clinical trial; and

●	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

Any delays in the commencement of clinical trials will delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product or generate product revenues.

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	stopping rules contained in the protocol;

●	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and/or

●	lack of adequate funding to continue the clinical trial.

Any changes in the current regulatory requirements and guidance also may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and the likelihood of a successful completion of a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

Privacy Provisions of HIPAA

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (healthcare providers, insurers and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA, and it is unlikely that we, based on our current business model, would be a business associate. Nevertheless, we may be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. If we fail to adhere to our contractual commitments, then certain of our contract counterparties may be subject to civil monetary penalties and this could adversely affect our ability to market our product. If we are deemed to be a vendor, under the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009, then we will be obligated to adopt various security measures. We may also be subject to state and foreign privacy laws under which breaches could lead to substantial fines and liability.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us.

As is common in the medical device industry, we engage the services of consultants to assist in the development of our product candidates. Many of these consultants were previously employed at, or may have previously been or are currently providing consulting services to, other healthcare and life science companies, including our competitors or potential competitors. We may become subject to claims that we or our consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we are focused on one research program. As a result, we may forego or delay pursuit of opportunities with other product candidates or, for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures, we may never successfully develop, any marketed treatments using these products. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and administrative support.

We may incur substantial product liability or indemnification claims relating to the clinical testing of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made, and we may be unable to maintain such insurance. Any claims, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, it is expected that we will need to enter into various agreements where we indemnify third parties for certain claims relating to the testing of our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive.

We use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Risks Related to Ownership of Our Common Stock

There is a limited public trading market for our Common Stock, and you may not be able to resell your Common Stock.

There is a limited public trading market for our securities. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

The application of the SEC’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

It is expected that our Common Stock will be trading at less than $5.00 per share and will therefore be subject to the SEC’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell our Common Stock.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

The market price of our Common Stock may be volatile.

The market price of our Common Stock may be highly volatile. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors in the subsequent financings.

The holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of Common Stock. The interests of such persons may differ from the interests of our other stockholders, including purchasers of our securities, including shares of Common Stock, in future financing. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the future financings, may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our Amended and Restated Certificate of Incorporation or By-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We cannot assure you that the Common Stock will be listed on NASDAQ or any other securities exchange.

We intend to seek a possible listing of our Common Stock on NASDAQ. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on either of those or any other stock exchange. This would also make it more difficult for us to raise additional capital. There are no assurances that an active market for our shares will develop even if we are listed.

We may issue more shares in a future financing or pursuant to existing agreements which will result in substantial dilution.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 20,000,000 shares of Preferred Stock. Any future merger or acquisition effected by us would result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Additionally, we expect to seek additional financing in order to provide working capital to the operating business. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with and following a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected. Pursuant to the terms of a letter agreement among the Company, AFH Holdings & Advisory, LLC and Musculoskeletel Transplant Foundation, we have granted to AFH certain anti-dilution protection from the future issuances of our capital stock.

Our Board of Directors is authorized to issue Preferred Stock without obtaining shareholder approval.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

There can be no assurance that the results and events contemplated by forward-looking statements will, in fact, transpire.

There are statements in this Registration Statement that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Actual results could differ significantly from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY OUR MANAGEMENT. IN REVIEWING THIS PROSPECTUS, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our primary office which is located at 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803.

Item 3. Legal Proceedings

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

Common Stock
	High	Low
Fiscal Year 2015
Fourth Quarter	$0.01	$0.01

Fiscal Year 2016
First Quarter	$4.10	$0.01
Second Quarter	$5.325	$4.10
Third Quarter	$5.325	$2.00
Fourth Quarter	$5.00	$2.89

Holders.

As of March 16, 2017, there are approximately 48 record holders of 38,828,607 shares of Common Stock.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,656,067	$1.62	1,343,933
Equity compensation plans not approved by security holders	-	-	-
Total	12,656,067	$1.62	1,343,933

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA. UCLA and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

We are a development stage entity. The production and marketing of our products and ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by us must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend the clinical trials.

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

The UCLA License Agreement

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

	Year ended December 31, 2016	Year ended December 31, 2015	% Change
Operating expenses
Research and development	$11,602,776	$3,666,108	216.49%
General and administrative	6,246,461	8,329,978	(25.01)%

Total operating expenses	17,849,237	11,996,086	48.79%

Loss from operations	(17,849,237)	(11,996,086)	48.79%

Other expense	(4,862)	-	100.00%
Interest expense, net	(3,172,872)	(1,872,001)	69.49%
Total other income/expense	(3,177,734)	(1,872,001)	69.75%

Loss before provision for income taxes	(21,026,971)	(13,868,087)	51.62%

Provision for income taxes	2,243	8,840	(74.64)%

Net loss	$(21,029,214)	$(13,876,927)	51.54%

Research and Development

Our research and development expenses increased from $3,666,108 during the year ended December 31, 2015 to $11,602,776 during the year ended December 31, 2016. The $7,936,668 increase was primarily due to options issued to research and development consultants of $6,085,950, expense of our Sygnal license of $1,435,000 and increases in patent costs and development activities for our lead product NELL-1/DBX®. We will continue to incur significant expenses for development activities for NELL-1/DBX®.

General and Administrative

Our general and administrative expenses decreased from $8,329,978 during the year ended December 31, 2015 to $6,246,461 during the year ended December 31, 2016. The $2,083,517 decrease was primarily due to the issuance of shares for the MTF Revised Milestone Side Letter Agreement and fair value of services provided by AFH offset by increased wages for our CEO and COO who began serving the Company in August of 2015.

Interest Expense

Our net interest expense increased from $1,872,001 for the year ended December 31, 2015 to $3,172,872 during the year ended December 31, 2016. The increase in interest of $1,300,871 was related to interest and debt discount costs in connection with our new loans in February and October 2016 offset by warrants expensed in February 2015.

Liquidity and Capital Resources

	December 31, 2016	December 31, 2015

Assets

Current assets
Cash	$620,375	$1,115,109
Prepaid expenses	80,523	85,998
Prepaid expenses – Related Party	271,945	339,931

Total current assets	972,843	1,541,038

Property and equipment, net	242	5,804

Total assets	$973,085	$1,546,842

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$260,149	$322,078
Current notes payable	1,200,000	-
Deferred compensation	41,667	-
Shares to be issued	1,823,077	1,823,077

Total current liabilities	3,324,893	2,145,155

Notes payable, net of debt discount of $2,717,752 and $1,917,248, respectively	6,282,248	5,082,752

Total liabilities	9,607,141	7,227,907

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 and 32,211,956 shares issued and outstanding at December 31, 2016 and 2015, respectively	38,829	32,212
Additional paid-in capital	38,271,173	20,201,567
Accumulated deficit	(46,944,058)	(25,914,844)

Total stockholders’ deficit	(8,634,056)	(5,681,065)

Total liabilities and stockholders’ deficit	$973,085	$1,546,842

We have no significant operating history and, from our inception to December 31, 2016, we have generated a net loss of approximately $46.9 million. The financial statements for the year ended December 31, 2016 and 2015 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $3.5 million. The Company has principal payment requirements of $1,200,000 for the next 12 months.

The Company will continue to incur significant expenses for development activities for our lead product NELL-1/DBX®. The Company’s December 31, 2016 audited financial statements contain a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements for the years ended December 31, 2016 and 2015, have been prepared assuming the Company will continue as a going concern. The Company closed on $5.7 million of debt and equity financing in February 2016 and $1.2 million of convertible notes in October 2016. Pursuant to the October 2016 Note Purchase Agreement, the Company may only use the proceeds from the issuance of the convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders. In February 2017, the Company closed on $2.0 million of convertible notes.

The Company intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely.

As of December 31, 2016 and 2015, we had cash of $620,375 and $1,115,109, respectively. As of March 15, 2017, we had a cash of $1,791,614.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the year ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Operating activities
Net loss	$(21,029,214)	$(13,876,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	700	4,451
Interest expense	-	105,669
Amortization of prepaid expenses – related party	67,986	-
Debt discount amortization	2,098,665	623,101
Debt issuance costs amortization	300,831	661,617
Stock-based compensation	3,460,078	3,700,431
Options issued to consultants	6,085,950	-
Warrants issued to consultants	-	497,003
Interest expense deducted from loan proceeds	1,889	-
Loss on disposal of assets	4,862	1,870
Shares issued for services	100,930	2,825,943
Shares to be issued for research & development services	-	1,823,077
Shares issued for Sygnal license	1,435,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	29,475	3,519
Deferred financing costs	-	(185,000)
Other receivables - related party	-	75,000
Accounts payable and accrued expenses	73,336	194,463
Deferred compensation	41,667	-

Net cash (used in) operating activities	(7,327,845)	(3,545,783)

Investing activities
Purchase of property and equipment	-	(504)

Net cash (used in) investing activities	-	(504)

Financing activities
Proceeds from the issuance of common stock	2,500,000	-
Proceeds from the exercise of warrants	1,250,000	-
Proceeds from issuance of notes payable	3,083,111	2,000,000

Net cash provided by financing activities	6,833,111	2,000,000

Net (decrease) in cash	(494,734)	(1,546,287)

Cash, beginning of year	1,115,109	2,661,396
Cash, end of year	$620,375	$1,115,109

Supplemental non-cash information
Accounts payable paid through issuance of Common Shares	$24,000	$-
Shares issued in lieu of cash bonuses	$135,265	$-
Legal expenses paid through relief of related party receivable	$-	$75,000
Related Party Debt and accrued interest converted into Common Shares	$-	$3,852,771
Interest paid	$751,306	$544,708
Taxes paid	$2,243	$8,840

Operating activities

During the year ended December 31, 2016 and 2015, cash used in operating activities was $7,327,845 and $3,545,783 respectively. Cash expenditures the year ended December 31, 2016 increased primarily due to development activities with our Contracted Manufacturing Organization (“CMO”), patent costs, increase in wages for our CEO and COO who began serving the Company in August 2015.

During the year ended December 31, 2016, cash used in operating activities was partially offset by non-cash of debt discount amortization of $2,098,665, debt issuance costs of $300,831, stock option expenses of $3,460,078 for employee options and $6,085,950 for consultant option expense. During the year ended December 31, 2015, cash used in operating activities was partially offset by non-cash increases in accrued interest expense of $105,669, debt discount amortization of $623,101, debt issuance costs amortization of $661,617, stock option expenses of $3,700,431 for employee options, $497,003 related to the issuance of warrants issued to consultants and $2,825,943 shares issued for services.

Investing activities

During the year ended December 31, 2016, there were no investing activities. In the year ended December 31, 2015, cash used in investing activities of $504 resulted from the purchase of equipment.

Financing activities

During the year ended December 31, 2016, cash provided in financing activities of $6,833,111 resulted from the $1,883,311 proceeds, net of financing fee, of the February 24, 2016 note, $1,200,000 October 14, 2016 notes, exercise of $1,250,000 of warrants and $2,500,000 in equity financing. Cash provided during the year ended December 31, 2015 resulted from $2,000,000 in proceeds from a convertible note.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2016. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonables assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that our internal controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2016, management has implemented steps to remediate the material weakness identified during 2015 related to the valuation of options and warrants issued. The Company has engaged a third party to review our calculations and implemented additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations.

There were no additional changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of March 16, 2017:

Name	Age	Position
Stephen R. LaNeve	57	Chief Executive Officer and President and Director
Jeffrey Frelick	51	Chief Operating Officer
Deina H. Walsh	52	Chief Financial Officer
Bruce Stroever	67	Chairman of the Board of Directors
Dr. Chia Soo	49	Director
William Coffin	71	Director
John Booth	62	Director
Jimmy Delshad	76	Director
Dr. Benjamin Wu	55	Director

Stephen R. LaNeve: Chief Executive Officer and President

Stephen R. La Neve has served as our Chief Executive Officer since August 17, 2015. He brings thirty years of health care experience, leadership and success. Prior to his current position, Steve held leadership roles in the device and diagnostic segments which include: CEO and president of Etex Corporation; president of Becton Dickinson’s Pre-Analytical Systems business; president of Medtronic’s $3.5b Spine and Biologics business; and president of Medtronic’s second largest country business unit, Medtronic Japan. He also served as senior vice president and executive vice president at Premier, one of the largest GPOs in the United States and ran the global Injection Systems business unit for Becton Dickinson. Additionally, Mr. LaNeve has held a number of commercial leadership roles at Becton Dickinson, Roche Diagnostics and E Merck Diagnostic Systems in sales, marketing, strategic planning and project management both in the US and outside the US. He serves on the board of directors for SkelRegen, LLC and Rapid Pathogen Screening, Inc. (RPS), and has consulted for private equity companies in the medical device area. Mr. LaNeve holds a B.S. in Health Planning and Administration from the Pennsylvania State University, an M.B.A. from West Chester University, and is a member of the omicron delta epsilon honor society for academic excellence in economics.

Jeffrey Frelick: Chief Operating Officer

Jeffrey Frelick has served as our Chief Operating Officer since August 17, 2015. He was the COO of Life Science Enterprises, where he brings more than 25 years of med-tech experience. He spent the past 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks such as Canaccord Genuity, ThinkEquity and Lazard. Prior to becoming an equity research analyst, Mr. Frelick worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostics companies. He previously held sales and sales management positions at Becton Dickinson’s Primary Care Diagnostic Division after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Mr. Frelick received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

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

Dr. Chia Soo. MD: Director

Dr. Soo is a Professor in the UCLA Department of Orthopedics and a Professor and Vice Chair for Research in the UCLA Division of Plastic and Reconstructive Surgery. She graduated magna cum laude in 1989 with a Bachelor’s of Science in Biology from UCLA and obtained her medical degree at UCLA in 1993 with election to Alpha Omega Alpha. She completed UCLA Plastic and Reconstructive Surgery training in 2002 and was certified by the American Board of Plastic Surgery in 2005 and made a Fellow of the American College of Surgeons in 2007. Since 2011, Dr. Soo has served as a consultant to MTF, the world’s largest tissue bank for allograft product development. She has also consulted extensively on the FDA regulatory issues related to allograft products, wound care products and bone growth products. Dr. Soo is one of the world’s foremost experts on NELL-1 protein and has authored over 100 peer-reviewed publications on musculoskeletal regeneration, cutaneous repair, and translational applications of stem cells as well as an inventor on over 16 patents in the area of regenerative medicine. She is also in expert on large and small translational animal models for device, combination product, and drug development. Dr. Soo is a standing member of the prestigious Musculoskeletal Tissue Engineering Study Section at the National Institutes of Health (NIH) and she continues to be and has been a principal investigator on numerous awards funded by the NIH, the Department of Defense (DOD), the California Institute of Regenerative Medicine (CIRM), and most recently, the Center for Advancement of Science in Space (CASIS), the sole manager of the International Space Station U.S. National Laboratory. She also is a Founder and has served as a member of Bone’s Board of Directors since 2004. Dr. Soo’s unique background in NELL-1 and translational product development strongly positions her to be a Director of the Company.

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

John Booth: Director

Mr. Booth has been CEO of Spineology Inc. since 2004 and has been a board member since its inception in 1998. Spineology is involved in the development and commercialization of minimally invasive spinal implants and access systems. Mr. Booth held various executive level positions at Phillips Plastics Corporation, most recently serving as CEO from June of 2001 to December 2002. Before serving as CEO of Phillips, he was CEO of Microvena Corporation, a cardiovascular device subsidiary of Phillips, from 1999 to 2001 and CEO of Phillips Origen Group Division from 1998 to 1999. Prior to Phillips, Mr. Booth was President and CEO of INCSTAR Corporation, a publicly held medical technology company involved in in-vitro diagnostics. He has held various positions in both financial and general management in the medical technology industry since 1981. Mr. Booth has also serve on the boards of directors of INCSTAR Corporation from 1994 to 1997, Microvena Corporation from 1998 to 2001, Phillips Plastics Corporation from 2000 to 2002, Imricor Medical Systems Inc. from 2007 to 2014, Spineology Inc. from 1998 to the present and Data Sciences International in January 2017. Mr. Booth received a B.S. degree in accounting from Villanova University and an MBA from Seton Hall University.

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

None

Board of Directors and Corporate Governance

Our Board of Directors currently consists of seven (7) members, consisting of Bruce Stroever, Dr. Chia Soo, William Coffin, John Booth, Jimmy Delshad, Benjamin Wu, and Stephen R. LaNeve.

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee. The Board of Directors met or acted by written consent 14 times during 2016.

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

Our audit committee consists of John Booth, as Chairman, William Coffin and Jimmy Delshad. The Audit committee met four times during 2016.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

Our compensation committee consists of John Booth, as Chairman, Jimmy Delshad and William Coffin. The compensation committee met two times during 2016.

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

Our nominating and corporate governance committee consists of Bill Coffin, as Chairman, John Booth and Jimmy Delshad. The nominating and corporate governance committee met two times during 2016.

Code of Ethics

The Company adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that that establishes, among other things, procedures for handling actual or apparent conflicts of interest. Our Code of Ethics is available at our website www.bonebiologics.com/investor-relations/corporate-governance/.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that each of the following each failed to file one report of one transaction Mr. LaNeve, Mr. Frelick, Dr. Soo and Dr. Wu.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by its named executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(2) (3)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)(6)	All Other Compensation ($)	Total Compensation ($)
Mike Schuler, Chief Executive Officer (1)	2016	$-							$-
	2015	$112,500							$112,500

Stephen R. LaNeve, Chief Executive Officer, President, Director	2016	$479,167		$-	$942,841		$20,833		$1,442,841
	2015	$187,500		$78,750	$3,392,775		-		$3,659,025

Jeffrey Frelick, Chief Operating Officer	2016	$287,500		$-	$471,421		$12,500		$771,421
	2015	$112,500		$33,750	$1,696,388		-		$1,842,638

Dr. William Jay Treat, Chief Technology Officer(4)	2016	$217,466			$92,340				$309,806
	2015	$300,000			$987,419				$1,287,419

Deina Walsh, Chief Financial Officer	2016	$191,667		$-	$-		$8,333		$200,000
	2015	$108,333		$22,764	$938,427		-		$1,069,524

(1)	MTF was paid compensation for Mr. Schuler’s CEO services per a consulting agreement with the Company. On August 17, 2015, the Company appointed Steven R. LaNeve as our full-time Chief Executive Officer and our agreement with MTF for the services of Mr. Schuler concluded.

(2)	The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. These amounts reflect our accounting for these awards and do not correspond to the actual values that may be realized by the named executive officers and do not represent actual cash compensation paid to the recipient. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(3)	We granted option awards in 2016 in connection with the employment contracts of Mr. LaNeve and Mr. Frelick as executive officers of the Company. Valuation assumptions used to determine grant date fair value as required by FASB ASC 718 are disclosed in Note 8 to our consolidated financial statements for the year ended December 30, 2016. 1/3 of the shares subject to the options vest on each anniversary of the Vesting Commencement Date, subject to the option holder’s Continuous Service (as defined in the Plan) on each vesting date.

(4)	Effective February 29, 2016, Mr. Treat signed a separation agreement with the Company.

(5)	The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Under ASC 718, the fair value of such stock awards is determined as of the date of grant using the closing market price of common stock on the date of grant. These amounts reflect our accounting for these awards and do not correspond to the actual values that may be realized by the named executive officers and do not represent actual cash compensation paid to the recipient. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(6)	Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation.

Our 2015 Equity Incentive Plan was approved by majority shareholder consent on December 30, 2016 and all options outstanding as of the effective date were cancelled and re-issued under the new plan at current plan terms.

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

Potential Payments upon Termination of Change in Control

None.

Changes to Potential Payments upon Termination of Change in Control

None.

Consulting Agreements for Executives

None other than noted above.

Grants of Plan-Based Awards

Name/Date Issued	Exercise Price	Number of Shares	Expiration date

Stephen R. LaNeve/May 2016	$2.05	538,290	May 26, 2026
Jeffrey Frelick/May 2016	$2.05	269,145	May 26, 2026
Dr. William Jay Treat/March 2016	$2.05	54,000	February 16, 2021
Total options issued to executives for the year ended December 31, 2016		861,435

Executives Outstanding Equity Awards at Fiscal Year End

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mike Schuler, CEO		-	-	-	-	-	-	-	-	-
Stephen R. LaNeve, Chief Executive Officer, President, Director	May 27, 2016	179,429	358,861	-	$2.05	May 27, 2026	-	-	-	-
	December 28, 2015	693,730	1,387,461	-	$1.59	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	38,414	$78,750
Jeffrey Frelick, Chief Operating Officer	May 27, 2016	89,714	179,431	-	$2.05	May 27, 2026	-	-	-	-
	December 28, 2015	346,865	693,731	-	$1.59	December 27, 2025	-	-	-	-
Dr. William Jay Treat, Chief Technology Officer	March 4, 2016	54,000	-	-	$2.05	February 16, 2021	-	-	-	-
	December 28, 2015	799,414	-	-	$1.59	February 16, 2021	-	-	-	-
		-	-	-	-	-	-	-	16,463	$33,750
Deina Walsh, Chief Financial Officer	December 28, 2015	64,907	-	-	$1.59	December 27, 2025	-	-	-	-
	December 28, 2015	155,265	310,530	-	$1.59	December 27, 2025	-	-	-	-
	December 28, 2015	174,918	-	-	$1.59	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	11,104	$22,764

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2016 by the members of our board of directors.

Name	Fees Earned or Paid in Cash(5)	Option Awards	Share Awards	Total
Bruce Stroever(1) (4)	$7,982	$-	-	$7,982
Dr. Chia Soo(4)	5,700	-	-	5,700
William Coffin	31,195	-	-	31,195
John Booth	29,375	-	-	29,375
Jimmy Delshad	21,875	-	-	21,875
Steve Warnecke(2)	4,945	-	-	4,945
George A. Oram(3)	4,876	-	-	4,876
Dr. Benjamin Wu(4)	5,700	-	-	5,700

Total	$111,648	$-	$-	$111,648

(1)	MTF is paid compensation for Mr. Stroever’s services per a consulting agreement with the Company.
(2)	Mr. Warnecke resigned March 1, 2016.
(3)	Mr. Oram resigned March 11, 2016.
(4)	Effective March 24, 2016, the Board of Directors authorized a change in director compensation whereas each member of the Board who is a non-employee director will receive the compensation for his or her Board service.
(5)	Pursuant to the October 2016 Note Purchase Agreement, the Board of Directors authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

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

Pursuant to the October 2016 Note Purchase Agreement, the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock as of March 16, 2017, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its Common Stock, each director, each named executive officer, and all of its directors and named executive officers as a group.

Name of Beneficial Owner or Identity of Group	Title of Class	Shares(1)	Percentage

5% or greater stockholders:

The Musculoskeletal Transplant Foundation, Inc. 175 May Street Edison, NJ 08837	Common Stock	14,783,479 (2)	35.8%

Don R. Hankey 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	2,096,753 (3)	5.0%

AFH Holding & Advisory, LLC 269 Beverly Drive, Ste. 1600 Beverly Hills, CA 90212	Common Stock	5,405,954 (4)	13.4%

Amir Heshmatpour 269 Beverly Drive, Ste. 1600 Beverly Hills, CA 90212	Common Stock	6,805,954 (5)	16.8%

Dr. Bessie (Chia) Soo 321 Columbus Avenue Boston, MA 02116	Common Stock	3,629,042(6)	9.2%

Orthofix Holdings Inc. 3451 Plano Parkway Lewisville, TX 75056	Common Stock	2,397,712 (7)	6.1%

Executive Officers and Directors:
Stephen LaNeve 321 Columbus Avenue Boston, MA 02116	Common Stock	873,159 (8)	2.2%

Jeffrey Frelick 321 Columbus Avenue Boston, MA 02116	Common Stock	436,579 (9)	1.1%

Deina H. Walsh 321 Columbus Avenue Boston, MA 02116	Common Stock	395,090 (10)	1.0%

Bruce Stroever(11) 175 May Street, Suite 400 Edison, NJ 08837	Common Stock	-	-

Dr. Benjamin Wu 321 Columbus Avenue Boston, MA 02116	Common Stock	1,479,358 (12)	3.8%

William Coffin 321 Columbus Avenue Boston, MA 02116	Common Stock	119,765 (13)	0.3%

John Booth 321 Columbus Avenue Boston, MA 02116	Common Stock	102,765 (14)	0.3%

Jimmy Delshad 321 Columbus Avenue Boston, MA 02116	Common Stock	122,765 (15)	0.3%

Total Officers and Directors as a Group (9 persons)	Common Stock	7,158,524 (16)	17.1%

(1)	Based on 38,828,607 issued and outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable 60 days from our report date.

(2)	Consists of 12,340,096 shares, 1,600,000 shares underlying debt conversion, 793,383 shares underlying warrants exercisable within 60 days and 50,000 shares underlying stock options exercisable within 60 days.

(3)	Consists of 450,000 shares owned by Don R. Hankey, Trustee of the Don Hankey Trust over which Mr. Hankey has voting and investment control and 1,646,753 shares held by Hankey Capital, LLC over which Mr. Hankey has voting and investment control. This amount does not include the 11,392,407 shares that were issued in connect with the possible conversion of the three (3) convertible notes payable to Hankey Capital, 7,296,203 shares underlying debt conversion and 5,577,340 shares underlying warrants in accordance with provisions limiting the exercise/conversion thereof.

(4)	Includes 1,632,596 shares underlying warrants exercisable within 60 days.

(5)	Consists of (a) 5,405,954 shares beneficially owned by AFH Holding of which Mr. Heshmatpour is the sole member and over which he has sole voting and investment control, (b) 300,000 shares owned by KIG LLC of which Mr. Heshmatpour’s spouse is the sole member and over which she has sole voting and investment control (c) 900,000 shares owned by Mr. Heshmatpour’s children and (d) 200,000 shares owned by H&H (Hong Kong) Holdings Co. of which Mr. Heshmatpour is the sole member and over which he has sole voting and investment control.

(6)	Includes 119,318 shares underlying warrants exercisable within 60 days and 526,920 shares underlying stock options exercisable within 60 days.

(7)	Includes 458,334 shares underlying warrants exercisable within 60 days.

(8)	Includes 873,159 shares underlying stock options exercisable within 60 days.

(9)	Includes 436,579 shares underlying stock options exercisable within 60 days.

(10)	Includes 395,090 shares underlying stock options exercisable within 60 days.

(11)	Mr. Stroever is the President and Chief Executive Officer of the Musculoskeletel Transplant Foundation, Inc. (MTF) and, as such, advises MTF with respect to voting and investment decisions relating to the shares of the Company owned by MTF but does not have or share voting and investment power over such shares. Mr. Stroever disclaims beneficial ownership of any shares owned by MTF.

(12)	Includes 508,367 shares underlying stock options exercisable within 60 days.

(13)	Includes 81,943 shares underlying stock options exercisable within 60 days.

(14)	Includes 81,943 shares underlying stock options exercisable within 60 days.

(15)	Includes 81,943 shares underlying stock options exercisable within 60 days.

(16)	Includes 119,318 shares underlying warrants exercisable within 60 days and 2,985,944 shares underlying stock options exercisable within 60 days.

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

Director Independence

Our Board of Directors currently consists of seven (7) members; Bruce Stroever, Dr. Chia Soo, William Coffin, John Booth, Jimmy Delshad, Dr. Benjamin Wu and Stephen R. LaNeve. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that William Coffin, John Booth, and Jimmy Delshad (the “Independent Directors”) would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2). Further, our Board of Directors has determined that each of the independent directors would qualify as “independent” under NASDAQ Listing Rules applicable to such board committees. Bruce Stroever would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the Chief Executive Officer of MTF, a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to MTF. Dr. Chia Soo would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because she has a professional services agreement with the Company to provide services in excess of $120,000. Dr. Benjamin Wu would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he has a professional services agreement with the Company to provide services in excess of $120,000. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table sets forth the aggregate fees billed to us for the years ended December 31, 2016 and 2015.

Audit Fees

	2016	2015
Anton & Chia	$41,186	$58,347

Audit Related Fees

There were no fees billed to the Company by Anton & Chia for assurance and related services that are reasonably related to the performance of the audit related fees.

Tax Fees

Foster, Griffith and Allen, Inc.	$6,958	$3,775

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

See Exhibit Index.

(b) Financial Statements:

The financial statements required to be included in this Annual Report are included at pages F-1 to F-24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2017.

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

Signature	Title	Date

/s/ Stephen R. LaNeve
Stephen R. LaNeve	Chief Executive Officer (Principal Executive Officer)	March 30, 2017

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2017

/s/ Bruce Stroever
Bruce Stroever	Director	March 30, 2017

/s/ William Coffin
William Coffin	Director	March 30, 2017

/s/ John Booth
John Booth	Director	March 30, 2017

/s/ Jimmy Delshad
Jimmy Delshad	Director	March 30, 2017

Bone Biologics Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bone Biologies, Corp.

321 Columbus Ave.

Boston, MA 02116

We have audited the accompanying consolidated balance sheets of Bone Biologies, Corp. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

March 30, 2017

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets

Current assets
Cash	$620,375	$1,115,109
Prepaid expenses	80,523	85,998
Prepaid expenses – Related Party	271,945	339,931

Total current assets	972,843	1,541,038

Property and equipment, net	242	5,804

Total assets	$973,085	$1,546,842

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$260,149	$322,078
Current notes payable	1,200,000	-
Deferred compensation	41,667	-
Shares to be issued	1,823,077	1,823,077

Total current liabilities	3,324,893	2,145,155

Notes payable, net of debt discount of $2,717,752 and $1,917,248, respectively	6,282,248	5,082,752

Total liabilities	9,607,141	7,227,907

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 and 32,211,956 shares issued and outstanding at December 31, 2016 and 2015, respectively	38,829	32,212
Additional paid-in capital	38,271,173	20,201,567
Accumulated deficit	(46,944,058)	(25,914,844)

Total stockholders’ deficit	(8,634,056)	(5,681,065)

Total liabilities and stockholders’ deficit	$973,085	$1,546,842

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	11,602,776	3,666,108
General and administrative	6,246,461	8,329,978

Total operating expenses	17,849,237	11,996,086

Loss from operations	(17,849,237)	(11,996,086)

Other expenses
Loss on disposal of assets	(4,862)
Interest expense, net	(3,172,872)	(1,872,001)

Total other expenses	(3,177,734)	(1,872,001)

Loss before provision for income taxes	(21,026,971)	(13,868,087)

Provision for income taxes	2,243	8,840

Net loss	$(21,029,214)	$(13,876,927)

Weighted average shares outstanding - basic and diluted	37,630,592	28,462,386

Loss per share - basic and diluted	$(0.56)	$(0.49)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2014	24,269,047	$24,269	$8,315,128	$(12,037,917)	$(3,698,520)

Stock compensation	-	-	3,291,434	-	3,291,434

Warrants issued for services	-	-	860,502	-	860,502

Warrants issued in connection with notes payable	-	-	652,200	-	652,200

Common shares issued for collateral on note payable	2,531,646	2,532	-	-	2,532

Shares issued for services	2,105,637	2,106	3,232,837	-	3,234,943

Claw-back shares issued to AFH Acquisition X, Inc. shareholders	867,163	867	(867)	-	-

Debt converted into common shares	2,438,463	2,438	3,850,333	-	3,852,771

Net Loss	-	-	-	(13,876,927)	(13,876,927)

Balance at December 31, 2015	32,211,956	$32,212	$20,201,567	$(25,914,844)	$(5,681,065)

Stock compensation	-	-	9,546,028	-	9,546,028

Beneficial conversion feature of notes	-	-	1,978,668	-	1,978,668

Warrants issued in connection with notes payable	-	-	1,103,800	-	1,103,800

Common shares issued for collateral on note payable	2,531,646	2,532	-	-	2,532

Shares issued for services	28,946	29	124,901	-	124,930

Claw-back shares issued to AFH Acquisition X, Inc. shareholders	1,283,428	1,283	(1,283)	-	-

Shares issued in lieu of cash bonuses	61,981	63	135,202	-	135,265

Shares issued for Sygnal license	700,000	700	1,434,300	-	1,435,000

Shares issued for cash	1,219,511	1,219	2,498,781	-	2,500,000

Exercise of warrants	791,139	791	1,249,209	-	1,250,000

Net Loss	-	-	-	(21,029,214)	(21,029,214)

Balance at December 31, 2016	38,828,607	$38,829	$38,271,173	$(46,944,058)	$(8,634,056)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015

Operating activities
Net loss	$(21,029,214)	$(13,876,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	700	4,451
Interest expense	-	105,669
Amortization of prepaid expenses – related party	67,986	-
Debt discount amortization	2,098,665	623,101
Debt issuance costs amortization	300,831	661,617
Stock-based compensation	3,460,078	3,700,431
Options issued to consultants	6,085,950	-
Warrants issued to consultants	-	497,003
Interest expense deducted from loan proceeds	1,889	-
Loss on disposal of assets	4,862	1,870
Shares issued for services	100,930	2,825,943
Shares to be issued for research & development services	-	1,823,077
Shares issued for Sygnal license	1,435,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	29,475	3,519
Deferred financing costs	-	(185,000)
Other receivables - related party	-	75,000
Accounts payable and accrued expenses	73,336	194,463
Deferred compensation	41,667	-

Net cash (used in) operating activities	(7,327,845)	(3,545,783)

Investing activities
Purchase of property and equipment	-	(504)

Net cash (used in) investing activities	-	(504)

Financing activities
Proceeds from the issuance of common stock	2,500,000	-
Proceeds from the exercise of warrants	1,250,000	-
Proceeds from issuance of notes payable	3,083,111	2,000,000

Net cash provided by financing activities	6,833,111	2,000,000

Net (decrease) in cash	(494,734)	(1,546,287)

Cash, beginning of year	1,115,109	2,661,396
Cash, end of year	$620,375	$1,115,109

Supplemental non-cash information
Accounts payable paid through issuance of Common Shares	$24,000	$-
Shares issued in lieu of cash bonuses	$135,265	$-
Legal expenses paid through relief of related party receivable	$-	$75,000
Related Party Debt and accrued interest converted into Common Shares	$-	$3,852,771
Interest paid	$751,306	$544,708
Taxes paid	$2,243	$8,840

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Notes to Consolidated Financial Statements

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc. Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics remaining as the surviving corporation in the merger. Upon the consummation of the merger, the separate existence of Merger Sub ceased. On September 22, 2014, the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on June 9, 2004. In connection with the merger, the 5,000,000 outstanding shares of common stock of the Company, par value $0.001 per share (“Common Stock”), prior to the merger were consolidated into 3,853,600 shares of Common Stock and the remaining shares were cancelled.

Additionally, all of the issued and outstanding shares of Bone Biologics Inc.’s $0.0001 par value common stock converted into a combined 19,897,587 shares of the Company’s Common Stock (including 2,151,926 shares issuable upon the exercise of outstanding warrants and 5,648,658 shares issuable upon the conversion of debt).

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA. UCLA and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

The Company is a development stage entity. The production and marketing of the Company’s products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Going Concern and Liquidity

The Company has no significant operating history and, since inception to December 31, 2016, has generated a net loss of approximately $46.9 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $3.5 million. The accompanying consolidated financial statements for the year ended December 31, 2016 have been prepared assuming the Company will continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish their rights to its technology, or discontinue its operations entirely.

Pursuant to the October 2016 Note Purchase Agreement (Note 6), the Company may only use the proceeds from the issuance of those convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

2. Summary of Significant Accounting Policies

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the year ended December 31, 2016.

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

Patents and Licenses

In March 2006, the Company entered into an exclusive license agreement (“Exclusive License Agreement”), with UCLA for the worldwide application of the NELL-1 protein through a technology transfer. See Note 5 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of NELL -1, which was de minimis, and costs to file patent applications related to NELL-1.

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

Prepaid expenses – related party

Prepaid expenses – related party represent the fair value of warrants issued to AFH Holding & Advisory, LLC (“AFH”), a shareholder, for services pursuant to certain letter agreement dated May 4, 2014 (Note 5). Prepaid costs will be amortized as the required services are performed. As of December 31, 2016 and 2015 prepaid expenses – related party totaled $271,945 and $339,931, respectively.

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

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are received or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at December 31, 2016 and 2015.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of December 31, 2016 and 2015.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Warrants	10,390,820	9,779,464
Stock options	12,656,067	6,294,226
Convertible promissory notes	6,896,203	4,430,380
	29,943,090	20,504,070

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

In January 2017, the FASB issued authoritative guidance under ASU 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

3. Property and Equipment

Property and equipment consist of the following at:

	December 31, 2016	December 31, 2015

Furniture and equipment	$503	$9,786
Less accumulated depreciation	(261)	(3,982)
	$242	$5,804

Depreciation expense for the years ended December 31, 2016 and 2015 was $700 and $4,451, respectively. During the year ended December 31, 2016, we recorded a loss on disposal of assets of $4,862.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2016	December 31, 2015

Interest expense	$22,383	$-
Accounts payable	226,516	186,814
Accrued bonuses	-	135,264
Deferred Directors’ fees	11,250	-
	$260,149	$322,078

5. Commitments and Contingencies

Letter Agreement

In August 2012, Bone Biologics, Inc., along with its then majority owner and debt holder, Musculoskeletal Transplant Foundation (“MTF”), entered into a letter agreement (the “AFH/MTF Agreement”) with AFH to consummate a business combination through a share exchange, reverse merger, or other similar transactions resulting in the Company becoming a public entity (the “Transaction”). In August 2013, the AFH/MTF Agreement was amended and restated, and on May 7, 2014, the AFH/MTF Agreement was again amended and restated. Among other things, the Amended and Restated letter agreement dated May 7, 2014 (the “Amended AFH/MTF Agreement”) provides that AFH will use its best efforts to assist the Company in procuring an investment bank to facilitate a financing of between $8 - $10 million (“PIPE Offering”).

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

6. Notes Payable

Convertible Notes Payable

The convertible promissory notes are considered hybrid instruments, which consist of a debt host instrument together with a conversion feature, thus giving the holder of a convertible note an option to convert into an equity instrument providing the holder a residual interest in the Company. The holder of a convertible promissory note also has the option to present its convertible promissory note to the Company and demand payment under the terms of the note after the maturity date or upon the occurrence of certain events such as the failure of the Company to make a payment on the note when due, bankruptcy or certain other liquidation events. The Company concluded that the convertible promissory notes would be accounted for as a typical debt instrument with related interest expense recorded in the Company’s statements of operations. The Company’s Third Convertible Secured Term Note and October 2016 Convertible Promissory Notes contain a conversion feature is determined to be “beneficial” and the fair value of the conversion feature is recorded as financing costs Company’s statements of operations.

First Secured Convertible Note and Warrant

On October 24, 2014, the Company issued a convertible promissory note in the amount of $5,000,000 to Hankey Capital, LLC (“Hankey Capital”). The Convertible Note matures on December 31, 2019 and bears interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s Common Stock, at a conversion rate of $1.58 per share.

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

Second Secured Convertible Note and Warrant

On May 4, 2015, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Second Convertible Note matures on December 31, 2019 and bears interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s Common Stock, at a conversion rate of $1.58 per share. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of shares in the Collateral shall be adjusted on a yearly basis. The Convertible Note is further secured by collateral assignments of all the Company’s license agreements. The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital shall return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all the collateral shares shall be returned return and cancelled. Hankey Capital shall also return the collateral shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on May 4, 2015 the Company issued 2,531,646 common shares as collateral. The Company paid a commitment fee in the amount of $60,000 (3% of the original principal amount of the loan) to Hankey Capital. On May 4, 2015, the Company also issued a warrant to Hankey Capital for 1,898,734 shares of Common Stock at an exercise price per share of $1.58. The Warrant was amended as of February 10, 2016 to extend the expiration date to May 4, 2020. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

Third Convertible Secured Term Note and Warrant

On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.58 per share. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on February 24, 2016 the Company issued 2,531,646 common shares as collateral, paid a commitment fee in the amount of $40,000 (2% of the original principal amount of the Loan) and a warrant to Hankey Capital for 1,463,415 shares of Common Stock at an exercise price per share of $2.05. The Warrant will expire on February 23, 2021. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

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

Convertible Promissory Notes

On October 14, 2016, pursuant to a Note Purchase Agreement, the Company issued to each of MTF and Hankey Capital a convertible promissory note in the amount of $600,000 (each a “Convertible Note”). The Convertible Note matures on December 31, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% per annum until maturity. Prior to the Maturity Date, each of MTF and Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Notes will be required to convert their Convertible Notes into the same securities issued in such financing at the same price per share. In addition, if the Convertible Notes are not paid by the Maturity Date, they will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. Hankey Capital’s Convertible Note is secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares.

Pursuant to the October 2016 Note Purchase Agreement, the Company may only use the proceeds from the issuance of those convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

On January 23, 2017 the Company, MTF and Hankey Capital, executed an amendment (the “Amendment”) to the Convertible Notes. The Amendment extends the maturity date of each of the Convertible Notes to December 31, 2017 from December 31, 2016. By extending the maturity date, the date that the Convertible Notes automatically convert into shares of the Company’s Common Stock is also extended to December 31, 2017. The Amendment is effective retroactive to December 31, 2016.

The total debt discount costs related to our outstanding debt for the years ended December 31, 2016 and 2015, was $2,098,665 and $623,101, respectively was amortized to interest expense. The unamortized debt discount at December 31, 2016 was $2,367,708. The cost is expected to be recognized over a period of 2.81 years. The unamortized debt discount at December 31, 2015 was $1,383,905.

The total debt issuance costs related to our outstanding debt for the years ended December 31, 2016 and 2015, was $300,831 and $661,617, respectively was amortized to interest expense. The unamortized debt issuance costs at December 31, 2016 was $350,044. The cost is expected to be recognized over a period of 2.81 years. The unamortized debt issuance costs at December 31, 2015 was $533,343.

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2016	December 31, 2015
					(as adjusted)
First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000	-

Convertible Promissory Notes	10/14/16	12/31/17	8.5%	1,200,000	-
				10,200,000	7,000,000
Less: Current notes payable				1,200,000	-
Less: Debt discount				2,367,708	1,383,905
Less: Debt issuance costs				350,044	533,343
Net Notes payable				$6,282,248	$5,082,752

7. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2016 and 2015, the Company had an aggregate of 38,828,607 shares and 32,211,956 shares of common stock outstanding, respectively.

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

Common Stock Warrants

As of December 31, 2016, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,164,558	October 23, 2019
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total warrants at December 31, 2016		10,390,820	3.20 years

An aggregate of 791,139 common stock warrants were exercised and 60,920 common stock warrants expired during the year ended December 31, 2016. No common stock warrants were exercised or expired during the year ended December 31, 2015.

8. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 14,000,000 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. The Board may increase this reserve each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan, which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares would be deducted from the shares available under our 2015 Equity Incentive Plan.

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

Our compensation committee administers the 2015 Equity Incentive Plan. Subject to the provisions of our 2015 Equity Incentive Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2015 Equity Incentive Plan and awards granted under our 2015 Equity Incentive Plan.

During the years ended December 31, 2016 and 2015, the Company had stock-based compensation expenses of $3,460,078 and $3,700,431, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. Stock-based compensation for the years ended December 31, 2016 and 2015 related to the issuance of stock options was $3,460,078 and $3,291,434, respectively. Stock-based compensation for the years ended December 31, 2016 and 2015 related to the issuance of shares was $-0- and $408,997, respectively. During the years ended December 31, 2016 and 2015, the Company had stock-based compensation expenses of $6,085,950 and $-0-, respectively, related to issuances to consultants.

A summary of stock option activity for the year ended December 31, 2016, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2015	757,977	$1.59	10.00	-
Granted – 2015	5,536,249	1.59	10.00	-
Forfeited – 2015	-	-	-	-
Exercised – 2015	-	-	-	-
Outstanding as of January 1, 2016	6,294,226	$1.59	10.00	-
Granted – 2016	6,361,841	1.66	9.95	-
Forfeited – 2016	-	-	-	-
Exercised – 2016	-	-	-	-
Outstanding as of December 31, 2016	12,656,067	$1.62	8.71	-

Date Issued	Exercise Price	Number of Shares	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	300,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	889,822	December 27, 2025
January 2016	$1.59	5,401,092	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021
May 2016	$2.05	807,434	May 26, 2026
June 2016	$2.05	99,315	May 31, 2026

Total options at December 31, 2016		12,656,067

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the years ended December 31, 2016 and 2015.

There were 6,361,841 and 5,536,249 options issued during the years ended December 31, 2016 and 2015, respectively. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

There were 322,860 shares issued during the year ended December 31, 2015 per our director’s compensation agreement.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the year ended December 31, 2016 are as follows:

December 31, 2016
Risk free interest rate	1.38% - 1.44%
Expected life (in years)	5.6-10.0
Expected Volatility	121.17%-123.88%
Expected dividend yield	0%

A summary of the changes in the Company’s non-vested options during the years ended December 31, 2016 and 2015, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value
Non-vested at January 1, 2015	501,469	$0.73	-
Granted in 2015	5,536,249	$1.29	-
Vested in year ended December 31, 2015	(881,008)	$0.73	-
Non-vested at January 1, 2016	5,156,710	$1.29	-
Granted in 2016	6,361,841	$1.93	-
Vested in 2016	(1,913,491)	$1.31	-
Non-vested at December 31, 2016	9,605,060	$1.74	-
Exercisable at December 31, 2016	3,051,007	$1.22	-
Outstanding at December 31, 2016	12,656,067	$1.62	-

As of December 31, 2016, total unrecognized compensation cost related to unvested stock options was $9,050,116. The cost is expected to be recognized over a weighted average period of 1.77 years.

2017	2018	2019	2020	2021
$4,660,365	$2,858,434	$1,313,163	$213,937	$4,217

9. Related Party Transactions

T.O. Medical Consulting

Starting in September 2006, the Company entered into a series of consulting agreements with one of its stockholders whom previously served as Chairman, President and CEO of the Company. The Company paid $-0- and $75,000, for the years ended December 31, 2016 and 2015, respectively, in consulting fees to this related party.

On February 29, 2015, the Company terminated the consulting contract. As per the contract, the consultant was provided a ninety (90) day notice and all warrants issued became fully vested. For the year ended December 31, 2015, the remaining fair value of the warrants, $324,533, was recognized as general and administrative expense.

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

On October 28, 2015, the Company agreed (i) to issue to AFH 915,614 shares of common stock of the Company and warrants to purchase 158,229 shares of common stock and (ii) to make a payment of $275,000. The warrants have an exercise price of $1.58. The shares and warrants were issued and the payment was made to AFH as payment for advisory services rendered to the Company. The Company recognized the fair value on the shares, $1,455,825, and the fair value of the warrants, $172,470, as general and administrative expense.

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

On June 1, 2016, the Company agreed (i) to issue to AFH 20,186 shares of common stock of the Company as an adjustment to the October 28, 2015 invoice and (ii) to issue 23,173 shares of common stock of the Company as an adjustment to the letter agreement dated February 10, 2016. The fair value of the shares issued for services, $100,930, was recorded as general and administrative expense.

In addition to the shares and warrants issued for services, AFH received cash totaling $525,000 and $408,750 for services during the year ended December 31, 2016 and 2015, respectively.

Amir Heshmatpour is the controlling party of AFH and an affiliate of the Company.

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

On October 14, 2016, pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $600,000 (See Note 6).

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

On December 13, 2016, the Company provided written notice that it is terminating the agreement for cause. Absent cure of the material breach of the agreement, termination of the agreement shall be effective on March 31, 2017. The Company continues to work with the founders in an attempt to resolve all outstanding issues under the agreement.

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

10. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2016	December 31, 2015

Current:
Federal	$-	$-
State	2,243	8,840

Total current	2,243	8,840

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$2,243	$8,840

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2016	December 31, 2015

Deferred tax assets
Net operating losses	$8,674,000	$6,507,000
Patents	79,000	175,000
Accrued expenses	48,000	60,000
R&D credits	391,000	137,000
Warrants	9,013,000	2,675,000

Total	18,205,000	9,554,000

Less: Valuation allowance	(18,205,000)	(9,554,000)

	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2016 and 2015 were approximately $22,069,000 and $16,226,000, respectively, and will begin to expire in 2019 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $18,205,000 at December 31, 2016. The net change in the valuation allowance for the year ended December 31, 2016 was $8,651,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2016 and 2015. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

11. Subsequent Events

On February 10, 2017 pursuant to a Note Purchase Agreement, the Company issued to each of MTF and Hankey Capital a convertible promissory note in the amount of $1,000,000 (each a “Convertible Note”). The Convertible Note matures on December 31, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% until maturity. Prior to the Maturity Date, each of MTF and Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Notes will be required to convert their Convertible Notes into the same securities issued in such financing at the same price per share. Also, if the Convertible Notes are not paid by the Maturity Date, they will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. Hankey Capital’s Convertible Note is secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares.

The Company has evaluated subsequent events through March 28, 2017 the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(i)	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(ii)	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1(ii) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.1	Bone Biologics Corporation September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.2	Bone Biologics Corporation June 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.3	Bone Biologics Corporation April 2013 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.3 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.4	Amendment to Bone Biologics Corporation April 2013 Warrant issued to MTF, June 2013 Warrant issued to Orthofix and September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.5	Bone Biologics Corporation March 2009 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.6 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.6	Bone Biologics Corporation Warrant issued to T.O. Medical Development Inc. (incorporated herein by reference to Exhibit 4.7 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.7	Bone Biologics Corporation Warrant issued to Chia Soo (incorporated herein by reference to Exhibit 4.8 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.8	Bone Biologics Corporation Warrant issued to Aragen Bioscience, Inc. (incorporated herein by reference to Exhibit 4.9 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.9	Bone Biologics Corporation Warrant issued to Alquest, Inc. (incorporated herein by reference to Exhibit 4.10 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.10	Bone Biologics Corporation October 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.11 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.11	Bone Biologics Corporation June 2014 Warrant issued to MTF, as thereafter assigned to Orthofix (incorporated herein by reference to Exhibit 4.12 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.12	Bone Biologics Corporation July 2014 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.13 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.13	Bone Biologics Corporation July 2014 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.14 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.14	Bone Biologics Corporation Warrant issued to Catherine Doll (incorporated herein by reference to Exhibit 4.15 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.15	Bone Biologics Corporation Warrant issued to Forefront Capital Markets, LLC (incorporated herein by reference to Exhibit 4.16 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.16	Bone Biologics Corporation September 2014 Warrant issued to MTF(incorporated herein by reference to Exhibit 4.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.17	Form of Registration Rights Agreement, by and between Bone Biologics Corporation, AFH, HIC and MTF (incorporated herein by reference to Exhibit 4.18 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.1	Director Offer Letter, dated July 2, 2014, by and between Chia Soo and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.2	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014) +

10.3	Director Offer Letter, dated August 22, 2014, by and between John Booth and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.4	Director Offer Letter, dated June 23, 2014, by and between Jimmy Delshad and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.5	Director Offer Letter, dated, June 25, 2014, by and between William Coffin and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.8 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.6	Management Consulting Agreement, dated September 19, 2014, by and between the Musculoskeletal Transplant Foundation, Inc. and Bone Biologics Corporation (Bruce Stroever) (incorporated herein by reference to Exhibit 10.10 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.7	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.8	Bone Biologics Corporation Warrant issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.9	Registration Rights Agreement by and between Bone Biologics Corporation and Hankey Capital, LLC, dated October 24, 2014 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.10	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on May 4, 20115 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.11	Bone Biologics Corporation Warrant issued to Hankey Capital, LLC on May 4, 2015 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.12	Chief Executive Officer Employment agreement, dated June 8, 2015 by and between Bone Biologics Corporation and Stephen R. LaNeve (incorporated herein by reference to Exhibit 10.1 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)+

10.13	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.1 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)+

10.14	AFH Revised Milestone Side Letter Agreement, dated August 12, 2015, by and between AFH Holding & Advisory, LLC and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.3 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.15	Musculoskeletal Transplant Foundation Revised Milestone Side Letter Agreement, dated August 11, 2015, by and between Musculoskeletal Transplant Foundation and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.16	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.17	Chief Financial Officer full time Employment agreement, dated November 9, 2015, by and between Bone Biologics Corporation and Deina H. Walsh (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 13, 2015)+

10.18	Independent Contractor Agreement, dated November 13, 2015, by and between the Company and Consultant, Scott D. Boden, MD (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 16, 2015)

10.19	Ninth Amendment, dated December 22, 2015, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed December 30, 2015)

10.20	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.21	Amendment to Director Offer Letter by and between The Musculoskeletal Transplant Foundation and Bone Biologics Corporation and MTF Option Grant Package (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.22	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.23	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.24	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.25	Form of Professional Services Agreement (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 11, 2016)

10.26	AFH Letter of Intent dated May 6, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.27	AFH Letter Agreement dated February 10, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.28	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.29	Stock Purchase Agreement with Orthofix, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.30	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.31	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.32	Bone Biologics Corporation Warrant issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.33	Registration Rights Agreement between the Company and Hankey Capital dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.34	Separation Agreement, dated as of February 29, 2016, effective March 14, 2016 between the Company and William Jay Treat (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed March 15, 2016)

10.35	Amendment to Convertible Notes with The Musculoskeletal Transplant Foundation and Hankey Capital, LLC dated as of January 23, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 24, 2017).

10.36	Note Purchase Agreement with The Musculoskeletal Transplant Foundation and Hankey Capital, LLC dated as of February 6, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 13, 2017).

10.37	Bone Biologics Corporation Convertible Note issued to Hankey Capital on February 10, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 13, 2017).

10.38	Bone Biologics Corporation Convertible Note issued to MTF on February 10, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 13, 2017)

14.1	Code of Ethics

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Anton & Chia, LLP *

24.1	Power of Attorney (included on signature page of this Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Designates management contracts and compensation plans.

