Form 10-Q
period 2017-03-31
Bone Biologics Corp
filed 2017-05-12
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-53078

Bone Biologics Corporation

(Exact name of registrant as specified in its charter)

Delaware	42-1743430
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

2 Burlington Woods Drive, Ste 100, Burlington, MA 01803

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

[  ] Yes [X] No

As of May 5, 2017, there were 38,828,607 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Current assets
Cash	$1,612,336	$620,375
Prepaid expenses	83,327	80,523
Prepaid expenses – Related Party	271,945	271,945

Total current assets	1,967,608	972,843

Property and equipment, net	218	242

Total assets	$1,967,826	$973,085

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$159,096	$260,149
Current notes payable, net of debt discount of $1,636,364 and $-0-, respectively	1,563,636	1,200,000
Deferred compensation	91,667	41,667
Shares to be issued	1,823,077	1,823,077

Total current liabilities	3,637,476	3,324,893

Note payable, net of debt discount of $2,399,406 and $2,717,752, respectively	6,600,594	6,282,248

Total liabilities	10,238,070	9,607,141

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 shares issued and outstanding at March 31, 2017 and December 31, 2016	38,829	38,829
Additional paid-in capital	41,709,190	38,271,173
Accumulated deficit	(50,018,263)	(46,944,058)

Total stockholders’ deficit	(8,270,244)	(8,634,056)

Total liabilities and stockholders’ deficit	$1,967,826	$973,085

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	1,191,412	4,678,201
General and administrative	968,762	1,882,026

Total operating expenses	2,160,174	6,560,227

Loss from operations	(2,160,174)	(6,560,227)

Other expenses
Other expense	-	(4,862)
Interest expense, net	(914,032)	(411,209)

Total other expenses	(914,032)	(416,071)

Loss before provision for income taxes	(3,074,206)	(6,976,298)

Provision for income taxes	-	1,600

Net loss	$(3,074,206)	$(6,977,898)

Loss per share – basic and diluted	(0.08)	(0.20)

Weighted average shares outstanding – basic and diluted	$38,828,607	$34,686,926

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(3,074,206)	$(6,977,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	580
Amortization of prepaid expenses – related party	-	39,093
Debt discount amortization	605,142	174,147
Debt issuance costs amortization	76,840	70,311
Stock-based compensation	507,768	924,586
Options issued to consultants	930,250	2,939,823
Interest expense deducted from loan proceeds	-	1,889
Loss on disposal of assets	-	4,862
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,804)	(1,625)
Accounts payable and accrued expenses	(101,053)	297,200
Deferred compensation	50,000	-

Net cash (used in) operating activities	(1,008,039)	(2,527,032)

Financing activities
Proceeds from exercise of warrants	-	1,250,000
Proceeds from issuance of common stock	-	2,500,000
Proceeds from issuance of notes payable	2,000,000	1,883,111
Net cash provided by financing activities	2,000,000	5,633,111

Net increase in cash	991,961	3,106,079

Cash, beginning of period	620,375	1,115,109
Cash, end of period	$1,612,336	$4,221,188

Supplemental non-cash information
Interest paid	$191,250	$166,931
Taxes paid	$-	$1,600

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

Going Concern and Liquidity

The Company has no significant operating history and, since inception to March 31, 2017, has generated a net loss of approximately $50 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $5.9 million. The accompanying consolidated financial statements for the three months ended March 31, 2017 have been prepared assuming the Company will continue as a going concern. The Company intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely.

Pursuant to the October 2016 and February 2017 Note Purchase Agreements (Note 6), the Company may only use the proceeds from the issuance of the convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

We have prepared the unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. The results of the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three months ended March 31, 2017.

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

Prepaid expenses – related party

Prepaid expenses – related party represent the fair value of warrants issued to AFH Holding & Advisory, LLC (“AFH”), a shareholder, for services pursuant to certain letter agreement dated May 4, 2014. Prepaid costs will be amortized as the required services are performed. As of March 31, 2017 and December 31, 2016 prepaid expenses – related party totaled $271,945.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at March 31, 2017 and December 31, 2016.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of March 31, 2017 and December 31, 2016.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2017 and 2016:

	March 31,
	2017	2016
Warrants	10,390,820	10,451,740
Stock options	12,736,408	11,749,318
Convertible promissory notes	8,896,203	5,696,203
	32,023,431	27,897,261

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

3. Property and Equipment

Property and equipment consist of the following at:

	March 31, 2017	December 31, 2016
Furniture and equipment	$503	$503
Less accumulated depreciation	(285)	(261)
	$218	$242

Depreciation expense for the three months ended March 31, 2017 and 2016 was $24 and $580, respectively. During the three months ended March 31, 2016, we recorded a loss on disposal of assets of $4,862.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
Interest expense	$63,183	$22,383
Accounts payable	73,413	226,516
Deferred Directors’ fees	22,500	11,250
	$159,096	$260,149

5. Commitments and Contingencies

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

6. Notes Payable

Convertible Notes Payable

The convertible promissory notes are considered hybrid instruments, which consist of a debt host instrument together with a conversion feature, thus giving the holder of a convertible note an option to convert into an equity instrument providing the holder a residual interest in the Company. The holder of a convertible promissory note also has the option to present its convertible promissory note to the Company and demand payment under the terms of the note after the maturity date or upon the occurrence of certain events such as the failure of the Company to make a payment on the note when due, bankruptcy or certain other liquidation events. The Company concluded that the convertible promissory notes would be accounted for as a typical debt instrument with related interest expense recorded in the Company’s statements of operations. The Company’s Third Convertible Secured Term Note and October 2016 and February 2017 Convertible Promissory Notes contain a conversion feature is determined to be “beneficial” and the fair value of the conversion feature is recorded as financing costs Company’s statements of operations.

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

Pursuant to the October 2016 and February 2017 Note Purchase Agreements, the Company may only use the proceeds from the issuance of those convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

On January 23, 2017 the Company, MTF and Hankey Capital, executed an amendment (the “Amendment”) to the Convertible Notes. The Amendment extends the maturity date of each of the Convertible Notes to December 31, 2017 from December 31, 2016. By extending the maturity date, the date that the Convertible Notes automatically convert into shares of the Company’s Common Stock was also extended to December 31, 2017. The Amendment was effective retroactive to December 31, 2016.

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

The total debt discount costs related to our outstanding debt for the three months ended March 31, 2017 and 2016, was $605,142 and $174,147, respectively was amortized to interest expense. The unamortized debt discount at March 31, 2017 was $3,762,566. The cost is expected to be recognized over a period of 1.70 years. The unamortized debt discount at December 31, 2016 was $2,367,708.

The total debt issuance costs related to our outstanding debt for the three months ended March 31, 2017 and 2016, was $76,840 and $70,311, respectively was amortized to interest expense. The unamortized debt issuance costs at March 31, 2017 was $273,204. The cost is expected to be recognized over a period of 1.70 years. The unamortized debt issuance costs at December 31, 2016 was $350,044.

Note Type	Issue Date	Maturity Date	Interest Rate	March 31, 2017	December 31, 2016

First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000	2,000,000

Convertible Promissory Notes	10/14/16	12/31/17	8.5%	1,200,000	1,200,000

Convertible Promissory Notes	2/10/17	12/31/17	8.5%	2,000,000	-
				12,200,000	10,200,000
Less: Current notes payable, net				1,563,636	1,200,000
Less: Debt discount				3,762,566	2,367,708
Less: Debt issuance costs				273,204	350,044
Net Notes payable				$6,600,594	$6,282,248

7. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2017 and December 31, 2016, the Company had an aggregate of 38,828,607 shares of common stock outstanding.

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

Common Stock Warrants

As of March 31, 2017, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,164,558	October 23, 2019
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total warrants at March 31, 2017		10,390,820	2.96 years

No common stock warrants were exercised or expired during the three months ended March 31, 2017. An aggregate of 791,139 common stock warrants were exercised during the three months ended March 31, 2016. No common stock warrants expired during the three months ended March 31, 2016.

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

During the three months ended March 31, 2017 and 2016, the Company had stock-based compensation expenses of $507,768 and $924,586, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. During the three months ended March 31, 2017 and 2016, the Company had stock-based compensation expenses of $930,250 and $2,939,823, respectively, related to issuances to consultants.

A summary of stock option activity for the three months ended March 31, 2017, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2016	6,294,226	$1.59	10.00	-
Granted – 2016	6,361,841	1.66	9.95	-
Forfeited – 2016	-	-	-	-
Exercised – 2016	-	-	-	-
Outstanding as of January 1, 2017	12,656,067	$1.62	9.21	-
Granted – 2017	80,341	2.05	10.00	-
Forfeited – 2017	-	-	-	-
Exercised – 2017	-	-	-	-
Outstanding as of March 31, 2017	12,736,408	$1.63	8.47	-

Date Issued	Exercise Price	Number of Shares	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	300,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	889,822	December 27, 2025
January 2016	$1.59	5,401,092	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021
May 2016	$2.05	807,434	May 26, 2026
June 2016	$2.05	99,315	May 31, 2026
January 2017	$2.05	80,341	January 1, 2027

Total options at March 31, 2017		12,736,408

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the three months ended March 31, 2017 and 2016.

There were 80,341 and 5,455,092 options issued during the three months ended March 31, 2017 and 2016, respectively. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2017 are as follows:

March 31, 2017
Risk free interest rate	1.99%-2.306%
Expected life (in years)	5.5-9.0
Expected Volatility	135.94%-142.69%
Expected dividend yield	0%

A summary of the changes in the Company’s non-vested options during the three months ended March 31, 2017, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value
Non-vested at January 1, 2016	5,156,710	$1.29	-
Granted in 2016	6,361,841	$1.93	-
Vested in year ended December 31, 2016	(1,913,491)	$1.31	-
Non-vested at January 1, 2017	9,605,060	$1.74	-
Granted in 2017	80,341	$1.87	-
Vested in 2017	(1,395,186)	$1.95	-
Non-vested at March 31, 2017	8,290,215	$1.71	-
Exercisable at March 31, 2017	4,446,193	$1.45	-
Outstanding at March 31, 2017	12,736,408	$1.62	-

As of March 31, 2017, total unrecognized compensation cost related to unvested stock options was $7,801,864. The cost is expected to be recognized over a weighted average period of 1.58 years.

2017	2018	2019	2020	2021
$3,416,274	$2,856,368	$1,311,459	$213,553	$4,210

9. Income Taxes

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2017 and the Company expects that its effective tax rate for the full year 2017 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

10. Related Party Transactions

AFH Holding & Advisory LLC

Pursuant to a letter agreement dated February 10, 2016, the Company agreed to issue a total of 1,260,255 shares of common stock of the Company to AFH. The Letter Agreement was entered into in connection with the AFH/MTF Agreement under which AFH and its affiliated entities, individuals or assignees (“AFH Group”) were entitled to 10% of the outstanding shares of common stock of the Company (the “Share Adjustment”) after giving effect to an anticipated private placement of between $8,000,000 and $10,000,000 (the “PIPE”). In the Letter Agreement, the Company recognized that, at the time the AFH/MTF Agreement was entered into, it was not anticipated that certain events in addition to the PIPE would dilute directly or indirectly the interest of AFH Group as stockholders of the Company, including the Ninth Amendment to the UCLA License Agreement and the issuance of the Company’s Common Shares pursuant to the Professional Services Agreement with each of Dr. Chia Soo, Dr. Ben Wu, and Dr. Eric Ting discussed below. Accordingly, the Company agreed to issue the 1,260,255 shares in connection with the Share Adjustment.

On April 7, 2016, the Company entered into a consulting agreement with AFH pursuant to which the Company engaged AFH for a term of three months to provide certain consulting services to the Company effective April 5, 2016. Under the consulting agreement, AFH received an up-front retainer of $100,000 and $33,333.33 per month for three months.

On June 1, 2016, the Company agreed (i) to issue to AFH 20,186 shares of common stock of the Company as an adjustment to the October 28, 2015 invoice and (ii) to issue 23,173 shares of common stock of the Company as an adjustment to the letter agreement dated February 10, 2016. The fair value of the shares issued for services, $100,930, was recorded as general and administrative expense.

In addition to the shares and warrants issued for services, AFH received cash totaling $-0- and $325,000 for services during the three months ended March 31, 2017 and 2016, respectively.

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

On June 24, 2016, the Company exercised this option. As provided in the Option Agreement, the Company issued 700,000 shares of its restricted common stock in connection with the exercise of the Option. Additionally, within 30 days of exercising the Option, MTF will provide the Company with a written proposal of a Definitive Agreement that includes, inter alia, certain Critical Terms described in the Agreement and those other commercially reasonable terms as agreed upon by the parties. The parties will fully negotiate in good faith all of the terms of the Definitive Agreement and any ancillary agreements thereto consistent with the Critical Terms. The Company expensed the cost of this license, $1,435,000, as research and development during the year ended December 31, 2016.

On October 14, 2016, pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $600,000 (See Note 6).

On February 10, 2017, pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $1,000,000 (See Note 6).

Bruce Stroever, our Chairman of the Board, is the President and Chief Executive Officer of MTF.

Founders

The Company entered into a Letter Agreement effective October 2, 2015, with each of Dr. Chia Soo, Dr. Eric Kang Ting and Dr. Ben Wu (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agrees to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 1,153,846 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement) and is currently reported as shares to be issued.

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

On December 13, 2016, the Company provided written notice to each of the Founders that it was terminating the Agreements for cause, indicating that absent cure of the material breach of the Agreements, termination of the Agreements was to be effective on January 12, 2017. Despite lengthy discussions with the Founders, and multiple extensions of the termination date to accommodate such discussions, the Company was unable to resolve the outstanding issues under the Agreements, and the Company provided notice that the Agreements were terminated, effective April 8, 2017. Any shares subject to the stock options issued under the Agreements that were not vested on the date the Agreements terminated shall be forfeited on the date of termination.

Dr. Soo and Dr. Wu resigned as directors of the Company effective April 13, 2017, and Dr. Ting resigned as a member of the Company’s Scientific Advisory Board on April 13, 2017. Each of the Advisors were involved in the founding of the Company. Our licensing agreement with UCLA is independent of the Founders’ services and remains unchanged as a result of the Founders resignation.

11. Subsequent Events

The Company has evaluated subsequent events through May 8, 2017, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2016 and 2015 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2016, with the SEC on March 30, 2017. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

Three Months ended March 31, 2017 compared to the Three Months ended March 31, 2016

	Three Months ended March 31, 2017	Three Months ended March 31, 2016	% Change
Operating expenses
Research and development	$1,191,412	$4,678,201	(74.53)%
General and administrative	968,762	1,882,026	(48.53)%

Total operating expenses	2,160,174	6,560,227	(67.07)%

Loss from operations	(2,160,174)	(6,560,227)	(67.07)%

Loss on disposal of assets	-	(4,862)	(100.00)%
Interest expense, net	(914,032)	(411,209)	122.28%
Total other income/expense	(914,032)	(416,071)	119.68%

Loss before provision for income taxes	(3,074,206)	(6,976,298)	(55.93)%

Provision for income taxes	-	1,600	(100.00)%

Net loss	$(3,074,206)	$(6,977,898)	(55.94)%

Research and Development

Our research and development expenses decreased from $4,678,201 during the three months ended March 31, 2016 to $1,191,412 during the three months ended March 31, 2017. The $3,486,789 decrease was primarily due to fair value of options issued in 2016 to research and development consultants. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $1,882,026 during the three months ended March 31, 2016 to $968,762 during the three months ended March 31, 2017. The $913,264 decrease was primarily due to fair value of options issued in 2016, decreased legal expense incurred in 2016 and decreased consulting services.

Interest Expense

Our net interest expense increased from $411,209 for the three months ended March 31, 2016 to $914,032 during the three months ended March 31, 2017. The increase in interest of $502,823 was related to our new loans in October 2016 and February 2017 and amortization of the fair value of the related beneficial conversion feature.

Liquidity and Capital Resources

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Current assets
Cash	$1,612,336	$620,375
Prepaid expenses	83,327	80,523
Prepaid expenses – Related Party	271,945	271,945

Total current assets	1,967,608	972,843

Property and equipment, net	218	242

Total assets	$1,967,826	$973,085

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$159,096	$260,149
Current notes payable, net of debt discount of $1,636,364 and $-0-, respectively	1,563,636	1,200,000
Deferred compensation	91,667	41,667
Shares to be issued	1,823,077	1,823,077

Total current liabilities	3,637,476	3,324,893

Note payable, net of debt discount of $2,399,406 and $2,717,752, respectively	6,600,594	6,282,248

Total liabilities	10,238,070	9,607,141

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 shares issued and outstanding at March 31, 2017 and December 31, 2016	38,829	38,829
Additional paid-in capital	41,709,190	38,271,173
Accumulated deficit	(50,018,263)	(46,944,058)

Total stockholders’ deficit	(8,270,244)	(8,634,056)

Total liabilities and stockholders’ deficit	$1,967,826	$973,085

We have no significant operating history and, from our inception to March 31, 2017, we have generated a net loss of approximately $50 million. The financial statements for the three months ended March 31, 2017 and 2016 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $5.9 million. The Company has principal payment requirements for the next 12 months of $3,200,000.

The Company will continue to incur significant expenses for development activities for our lead product NELL-1. The Company’s December 31, 2016 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2017 and 2016, have been prepared assuming the Company will continue as a going concern. The Company closed on $2 million of debt financing in February 2017.

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

As of March 31, 2017 and December 31, 2016, we had cash of $1,612,336 and $620,375, respectively.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(3,074,206)	$(6,977,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	580
Amortization of prepaid expenses – related party	-	39,093
Debt discount amortization	605,142	174,147
Debt issuance costs amortization	76,840	70,311
Stock-based compensation	507,768	924,586
Options issued to consultants	930,250	2,939,823
Interest expense deducted from loan proceeds	-	1,889
Loss on disposal of assets	-	4,862
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,804)	(1,625)
Accounts payable and accrued expenses	(101,053)	297,200
Deferred compensation	50,000	-

Net cash (used in) operating activities	(1,008,039)	(2,527,032)

Investing activities
Purchase of property and equipment	-	-

Net cash (used in) investing activities	-	-

Financing activities
Proceeds from exercise of warrants	-	1,250,000
Proceeds from issuance of common stock	-	2,500,000
Proceeds from issuance of notes payable	2,000,000	1,883,111
Net cash provided by financing activities	2,000,000	5,633,111

Net increase in cash	991,961	3,106,079

Cash, beginning of period	620,375	1,115,109
Cash, end of period	$1,612,336	$4,221,188

Supplemental non-cash information
Interest paid	$191,250	$166,931
Taxes paid	$-	$1,600

Operating activities

During the three months ended March 31, 2017 and 2016, cash used in operating activities was $1,008,039 and $2,527,032 respectively. Cash expenditures the three months ended March 31, 2017 decreased primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”) and management’s cash conservation efforts including a 20% deferral of wages and the Board’s 50% deferral of cash compensation.

Financing activities

During the three months ended March 31, 2017, cash provided in financing activities of $2,000,000 resulted from the February 10, 2017 convertible notes. Cash provided during the three months ended March 31, 2016, of $5,633,111 resulted from the $1,883,311 proceeds, net of financing fee, of the February 24, 2016 note, exercise of $1,250,000 of warrants and $2,500,000 in equity financing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2017. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Bone Biologics Founder Termination Letter Soo effective April 8, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 11, 2017)

10.2	Bone Biologics Founder Termination Letter Wu effective April 8, 2017 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed April 11, 2017)

10.3	Bone Biologics Founder Termination Letter Ting effective April 8, 2017 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed April 11, 2017)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2017.*

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2017.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 12, 2017	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

