Form 10-Q
period 2017-06-30
Bone Biologics Corp
filed 2017-08-08
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(781) 552-4452

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of August 4, 2017, there were 38,828,607 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets

Current assets
Cash	$783,014	$620,375
Prepaid expenses	85,181	80,523
Prepaid expenses – Related Party	271,945	271,945

Total current assets	1,140,140	972,843

Property and equipment, net	194	242

Total assets	$1,140,334	$973,085

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$432,330	$260,149
Current notes payable, net of debt discount of $1,090,910 and $-0-, respectively	2,109,090	1,200,000
Deferred compensation	141,667	41,667
Shares to be issued	1,823,077	1,823,077

Total current liabilities	4,506,164	3,324,893

Note payable, net of debt discount of $2,116,059 and $2,717,752, respectively	6,883,941	6,282,248

Total liabilities	11,390,105	9,607,141

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 shares issued and outstanding at June 30, 2017 and December 31, 2016	38,829	38,829
Additional paid-in capital	38,865,042	38,271,173
Accumulated deficit	(49,153,642)	(46,944,058)

Total stockholders’ deficit	(10,249,771)	(8,634,056)

Total liabilities and stockholders’ deficit	$1,140,334	$973,085

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	(3,093,863)	2,318,735	(1,902,450)	6,996,936
General and administrative	1,118,900	1,969,863	2,087,661	3,851,889

Total operating expenses	(1,974,963)	4,288,598	185,211	10,848,825

Income (Loss) from operations	1,974,963	(4,288,598)	(185,211)	(10,848,825)

Other expenses
Other expense	-	-	-	(4,862)
Interest expense, net	(1,108,742)	(511,588)	(2,022,774)	(922,797)

Total other expenses	(1,108,742)	(511,588)	(2,022,774)	(927,659)

Income (Loss) before provision for income taxes	866,221	(4,800,186)	(2,207,985)	(11,776,484)

Provision for income taxes	1,600	-	1,600	1,600

Net Income (Loss)	$864,621	$(4,800,186)	$(2,209,585)	$(11,778,084)

Weighted average shares outstanding – basic	38,828,607	38,151,902	38,828,607	36,419,414
Weighted average shares outstanding – diluted	40,747,260	38,151,902	38,828,607	36,419,414

Net Income (Loss) per share – basic	$0.02	$(0.13)	$(0.06)	$(0.32)
Net Income (Loss) per share – diluted	$0.02	$(0.13)	$(0.06)	$(0.32)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(2,209,585)	$(11,778,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48	620
Amortization of prepaid expenses – related party	-	39,093
Debt discount amortization	1,392,103	415,653
Debt issuance costs amortization	153,680	147,151
Stock-based compensation	1,038,239	1,939,157
Options issued to consultants	(2,444,369)	2,874,147
Warrants issued to consultants	-	100,930
Interest expense deducted from loan proceeds	-	1,889
Loss on disposal of assets	-	4,862
Shares issued for Sygnal license	-	1,435,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,658)	(29,203)
Accounts payable and accrued expenses	172,181	294,890
Deferred issuance costs	(35,000)
Deferred compensation	100,000	-

Net cash (used in) operating activities	(1,837,361)	(4,553,895)

Financing activities
Proceeds from exercise of warrants		1,250,000
Proceeds from issuance of common stock		2,500,000
Proceeds from issuance of notes payable	2,000,000	1,883,111
Net cash provided by financing activities	2,000,000	5,633,111

Net increase in cash	162,639	1,079,216

Cash, beginning of period	620,375	1,115,109
Cash, end of period	$783,014	$2,194,325

Supplemental non-cash information
Interest paid	$436,192	$360,306
Taxes paid	$1,600	$1,600

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year; or (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations, and may elect to take advantage of other reduced reporting obligations in the future.

The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to irrevocably “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

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

Going Concern and Liquidity

The Company has no significant operating history and, since inception to June 30, 2017, has generated a net loss of approximately $49 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $5.5 million. The accompanying consolidated financial statements for the six months ended June 30, 2017 have been prepared assuming the Company will continue as a going concern. The Company intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely.

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

2. Summary of Significant Accounting Policies

We have prepared the unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. The results of the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the six months ended June 30, 2017.

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

Prepaid expenses – related party

Prepaid expenses – related party represent the fair value of warrants issued to AFH Holding & Advisory, LLC (“AFH”), a shareholder, for services pursuant to certain letter agreement dated May 4, 2014. Prepaid costs will be amortized as the required services are performed. As of June 30, 2017 and December 31, 2016 prepaid expenses – related party totaled $271,945.

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

Pursuant to ASU No. 2016-09 – Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures when they occur.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at June 30, 2017 and December 31, 2016.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of June 30, 2017 and December 31, 2016.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive in during the three months ended June 30, 2016 and the six months periods ended June 30, 2017 and 2016, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of June 30, 2017 and 2016:

	June 30,
	2017	2016
Warrants	10,390,820	10,451,740
Stock options	8,591,017	12,656,067
Convertible promissory notes	8,896,203	5,696,203
	27,878,040	28,804,010

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

3. Property and Equipment

Property and equipment consist of the following at:

	June 30, 2017	December 31, 2016
Furniture and equipment	$503	$503
Less accumulated depreciation	(309)	(261)
	$194	$242

Depreciation expense for the six months ended June 30, 2017 and 2016 was $48 and $620, respectively. During the six months ended June 30, 2016, we recorded a loss on disposal of assets of $4,862.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Interest expense	$114,750	$22,383
Accounts payable	114,355	226,516
Accrued bonus	171,000	-
Deferred Directors’ fees	32,225	11,250
	$432,330	$260,149

5. Commitments and Contingencies

UCLA Exclusive License Agreement

On March 15, 2006, the Company entered into an exclusive license agreement (the “Initial Agreement”) with the Regents of the University of California Los Angeles (“UCLA”). The Initial Agreement has been amended through ten sets of amendments (as so amended, the “The UCLA License Agreement”).

The UCLA License Agreement provides us with an exclusive license to several of UCLA patents covering, among other things, enhanced NELL-1 bone mineralization. The grant of the UCLA License Agreement is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire UCLA patent licensed under the UCLA License Agreement expires. Under the UCLA License Agreement, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the UCLA License Agreement patents in a certain Field of Use which is currently defined as special function by local administration and expressly excludes osteoporosis and cartilage indications or systemic administration in all indications. Pursuant to a Tenth Amendment, we have been granted the exclusive right to negotiate an expansion of the Field of Use to include treatment of osteoporosis (the “Option”). The term of the Option is for one year commencing June 1, 2016. We may exercise the option by providing notice after completion of certain milestones. Effective May 22, 2017, the Company has met all milestones required to exercise the Option to expand the Field of Use to include treatment of osteoporosis and had begun good faith discussions with UCLA for the terms of an agreement.

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

The total debt discount costs related to our outstanding debt for the six months ended June 30, 2017 and 2016, was $1,392,103 and $415,653, respectively was amortized to interest expense. The unamortized debt discount at June 30, 2017 was $2,975,606. The cost is expected to be recognized over a period of 1.52 years. The unamortized debt discount at December 31, 2016 was $2,367,708.

The total debt issuance costs related to our outstanding debt for the six months ended June 30, 2017 and 2016, was $153,680 and $147,151, respectively was amortized to interest expense. The unamortized debt issuance costs at June 30, 2017 was $231,363. The cost is expected to be recognized over a period of 1.52 years. The unamortized debt issuance costs at December 31, 2016 was $350,044.

Note Type	Issue Date	Maturity Date	Interest Rate	June 30, 2017	December 31, 2016

First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000	2,000,000

Convertible Promissory Notes	10/14/16	12/31/17	8.5%	1,200,000	1,200,000

Convertible Promissory Notes	2/10/17	12/31/17	8.5%	2,000,000	-
				12,200,000	10,200,000
Less: Current notes payable, net				2,109,090	1,200,000
Less: Debt discount				2,975,606	2,367,708
Less: Debt issuance costs				231,363	350,044
Net Notes payable				$6,883,941	$6,282,248

7. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2017 and December 31, 2016, the Company had an aggregate of 38,828,607 shares of common stock outstanding.

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

Common Stock Warrants

As of June 30, 2017, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,164,558	October 23, 2019
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total warrants at June 30, 2017		10,390,820	2.71 years

No common stock warrants were exercised or expired during the six months ended June 30, 2017. An aggregate of 791,139 common stock warrants were exercised during the six months ended June 30, 2016. No common stock warrants expired during the six months ended June 30, 2016.

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

During the six months ended June 30, 2017 and 2016, the Company had stock-based compensation expenses of $1,038,239 and $1,939,157, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. During the six months ended June 30, 2017 and 2016, the Company had stock-based compensation expenses of $(2,444,369) and $2,874,147, respectively, related to issuances to consultants.

A summary of stock option activity for the six months ended June 30, 2017, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2016	6,294,226	$1.59	10.00	-
Granted – 2016	6,361,841	1.66	9.95	-
Forfeited – 2016	-	-	-	-
Exercised – 2016	-	-	-	-
Outstanding as of January 1, 2017	12,656,067	$1.62	9.21	-
Granted – 2017	80,341	2.05	10.00	-
Forfeited – 2017	(4,145,391)	1.60	8.54	-
Exercised – 2017	-	-	-	-
Outstanding as of June 30, 2017	8,591,017	$1.64	8.07	-

Date Issued	Exercise Price	Number of Shares	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	300,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	889,822	December 27, 2025
January 2016	$1.59	1,275,786	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021
May 2016	$2.05	807,434	May 26, 2026
June 2016	$2.05	99,315	May 31, 2026
January 2017	$2.05	60,256	January 1, 2027

Total options at June 30, 2017		8,591,017

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have not been any options exercised during either the six months ended June 30, 2017 and 2016. There were 4,125,306 options cancelled in conjunction with the termination of the Founders Professional Services Agreement (Note 10). There were 20,085 options forfeited upon the resignation of one of our directors. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals for the six months ended June 30, 2017 and 2016 were $3,650,419 and $-0-, respectively.

There were 80,341 and 6,361,841 options issued during the six months ended June 30, 2017 and 2016, respectively. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the six months ended June 30, 2017 are as follows:

June 30, 2017
Risk free interest rate	1.99%-2.306%
Expected life (in years)	5.5-9.0
Expected Volatility	135.94%-150.09%
Expected dividend yield	0%

A summary of the changes in the Company’s non-vested options during the three months ended June 30, 2017, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value
Non-vested at January 1, 2016	5,156,710	$1.29	-
Granted in 2016	6,361,841	$1.93	-
Vested in year ended December 31, 2016	(1,913,491)	$1.31	-
Non-vested at January 1, 2017	9,605,060	$1.74	-
Granted in 2017	80,341	$1.87	-
Forfeited – 2017	(4,145,391)	$1.95	-
Vested in 2017	(1,395,186)	$1.95	-
Non-vested at June 30, 2017	4,144,824	$1.47	-
Exercisable at June 30, 2017	4,446,193	$1.45	-
Outstanding at June 30, 2017	8,591,017	$1.46	-

As of June 30, 2017, total unrecognized compensation cost related to unvested stock options was $2,452,869. The cost is expected to be recognized over a weighted average period of 0.77 years.

2017	2018	2019
$1,190,434	$915,495	$346,940

9. Income Taxes

The Company’s effective tax rate is 0% for income tax for the six months ended June 30, 2017 and the Company expects that its effective tax rate for the full year 2017 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

In addition to the shares and warrants issued for services, AFH received cash totaling $-0- and $325,000 for services during the six months ended June 30, 2017 and 2016, respectively.

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

On December 13, 2016, the Company provided written notice to each of the Founders that it was terminating the Agreements for cause, indicating that absent cure of the material breach of the Agreements, termination of the Agreements was to be effective on January 12, 2017. Despite lengthy discussions with the Founders, and multiple extensions of the termination date to accommodate such discussions, the Company was unable to resolve the outstanding issues under the Agreements, and the Company provided notice that the Agreements were terminated, effective April 8, 2017. Any shares subject to the stock options issued under the Agreements that were not vested on the date the Agreements terminated shall be forfeited on the date of termination. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals related to the termination of the Agreements was $3,629,041 in research and development expense.

Dr. Soo and Dr. Wu resigned as directors of the Company effective April 13, 2017, and Dr. Ting resigned as a member of the Company’s Scientific Advisory Board on April 13, 2017. Each of the Advisors were involved in the founding of the Company. Our licensing agreement with UCLA is independent of the Founders’ services and remains unchanged as a result of the Founders resignation.

11. Subsequent Events

The Company has evaluated subsequent events through August 7, 2017, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year; or (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations, and may elect to take advantage of other reduced reporting obligations in the future.

The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to irrevocably “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

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

The UCLA License Agreement provides us with an exclusive license to several of UCLA patents covering, among other things, enhanced NELL-1 bone mineralization. The grant of the UCLA License Agreement is subject to any license obligations to the U.S. government, and the term of the license lasts until the last-to-expire UCLA patent licensed under the UCLA License Agreement expires. Under the UCLA License Agreement, we are permitted to make, have made, use, sell, offer for sale and import any products covered by the UCLA License Agreement patents in a certain Field of Use which is currently defined as special function by local administration and expressly excludes osteoporosis and cartilage indications or systemic administration in all indications. Pursuant to a Tenth Amendment, we have been granted the exclusive right to negotiate an expansion of the Field of Use to include treatment of osteoporosis (the “Option”). The term of the Option is for one year commencing June 1, 2016. We may exercise the option by providing notice after completion of certain milestones. Effective May 22, 2017, the Company has met all milestones required to exercise the Option to expand the Field of Use to include treatment of osteoporosis and had begun good faith discussions with UCLA for the terms of an agreement.

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

Three Months ended June 30, 2017 compared to the Three Months ended June 30, 2016

	Three Months ended June 30, 2017	Three Months ended June 30, 2016	% Change
Operating expenses
Research and development	$(3,093,863)	$2,318,735	(233.43)%
General and administrative	1,118,900	1,969,863	(43.20)%

Total operating expenses	(1,974,963)	4,288,598	(146.05)%

Net Income (Loss) from operations	1,974,963	(4,288,598)	(146.05)%

Interest expense, net	(1,108,742)	(511,588)	116.73%

Net Income (Loss) before provision for income taxes	866,221	(4,800,186)	(118.05)%

Provision for income taxes	1,600	-	100.00%

Net Income (Loss)	$864,621	$(4,800,186)	(118.01)%

Research and Development

Our research and development expenses decreased from $2,318,735 during the three months ended June 30, 2016 to $(3,093,863) during the three months ended June 30, 2017. The $5,412,598 decrease was primarily due to the fair value of options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals related to the termination of the Agreements was $3,629,041 in research and development expense. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $1,969,863 during the three months ended June 30, 2016 to $1,118,900 during the three months ended June 30, 2017. The $850,963 decrease was primarily due to the amortization of the fair value of management options; decreased legal expense and consulting services incurred in 2016.

Interest Expense

Our net interest expense increased from $511,588 for the three months ended June 30, 2016 to $1,108,742 during the three months ended June 30, 2017. The increase in interest of $597,154 was related to our new loans in October 2016 and February 2017 and amortization of the fair value of the related beneficial conversion feature.

Six Months ended June 30, 2017 compared to the Six Months ended June 30, 2016

	Six Months ended June 30, 2017	Six Months ended June 30, 2016	% Change
Operating expenses
Research and development	$(1,902,450)	$6,996,936	(127.19)%
General and administrative	2,087,661	3,851,889	(45.80)%

Total operating expenses	185,211	10,848,825	(98.29)%

Loss from operations	(185,211)	(10,848,825)	(98.29)%

Loss on disposal of assets	-	(4,862)	(100.00)%
Interest expense, net	(2,022,774)	(922,797)	119.20%
Total other income/expense	(2,022,774)	(927,659)	118.05%

Loss before provision for income taxes	(2,207,985)	(11,776,484)	(81.25)%

Provision for income taxes	1,600	1,600	-%

Net loss	$(2,209,585)	$(11,778,084)	(81.24)%

Research and Development

Our research and development expenses decreased from $6,996,936 during the six months ended June 30, 2016 to $(1,902,450) during the six months ended June 30, 2017. The $8,899,386 decrease was primarily due to the fair value of options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals related to the termination of the Agreements was $3,629,041 in research and development expense. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $3,851,889 during the six months ended June 30, 2016 to $2,087,661 during the six months ended June 30, 2017. The $1,764,228 decrease was primarily due to the amortization of the fair value of management options; decreased legal expense and consulting services incurred in 2016.

Interest Expense

Our net interest expense increased from $922,797 for the six months ended June 30, 2016 to $2,022,774 during the six months ended June 30, 2017. The increase in interest of $1,099,977 was related to our new loans in October 2016 and February 2017 and amortization of the fair value of the related beneficial conversion feature.

Liquidity and Capital Resources

	June 30, 2017	December 31, 2016
	(unaudited)
Assets

Current assets
Cash	$783,014	$620,375
Prepaid expenses	85,181	80,523
Prepaid expenses – Related Party	271,945	271,945

Total current assets	1,140,140	972,843

Property and equipment, net	194	242

Total assets	$1,140,334	$973,085

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$432,330	$260,149
Current notes payable, net of debt discount of $1,090,910 and $-0-, respectively	2,109,090	1,200,000
Deferred compensation	141,667	41,667
Shares to be issued	1,823,077	1,823,077

Total current liabilities	4,506,164	3,324,893

Note payable, net of debt discount of $2,116,059 and $2,717,752, respectively	6,883,941	6,282,248

Total liabilities	11,390,105	9,607,141

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 38,828,607 shares issued and outstanding at June 30, 2017 and December 31, 2016	38,829	38,829
Additional paid-in capital	38,865,042	38,271,173
Accumulated deficit	(49,153,642)	(46,944,058)

Total stockholders’ deficit	(10,249,771)	(8,634,056)

Total liabilities and stockholders’ deficit	$1,140,334	$973,085

We have no significant operating history and, from our inception to June 30, 2017, we have generated a net loss of approximately $49 million. The financial statements for the six months ended June 30, 2017 and 2016 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $5.5 million. The Company has principal payment requirements for the next 12 months of $3,200,000.

The Company will continue to incur significant expenses for development activities for our lead product NELL-1. The Company’s December 31, 2016 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2017 and 2016, have been prepared assuming the Company will continue as a going concern. The Company closed on $2 million of debt financing in February 2017.

The Company intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish its rights to its technology, or discontinue its operations entirely.

As of June 30, 2017 and December 31, 2016, we had cash of $783,014 and $620,375, respectively.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(2,209,585)	$(11,778,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48	620
Amortization of prepaid expenses – related party	-	39,093
Debt discount amortization	1,392,103	415,653
Debt issuance costs amortization	153,680	147,151
Stock-based compensation	1,038,239	1,939,157
Options issued to consultants	(2,444,369)	2,874,147
Warrants issued to consultants	-	100,930
Interest expense deducted from loan proceeds	-	1,889
Loss on disposal of assets	-	4,862
Shares issued for Sygnal license	-	1,435,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,658)	(29,203)
Accounts payable and accrued expenses	172,181	294,890
Deferred compensation	100,000	-

Net cash (used in) operating activities	(1,837,361)	(4,553,895)

Financing activities
Proceeds from exercise of warrants		1,250,000
Proceeds from issuance of common stock		2,500,000
Proceeds from issuance of notes payable	2,000,000	1,883,111
Net cash provided by financing activities	2,000,000	5,633,111

Net increase in cash	162,639	1,079,216

Cash, beginning of period	620,375	1,115,109
Cash, end of period	$783,014	$2,194,325

Supplemental non-cash information
Interest paid	$436,192	$360,306
Taxes paid	$1,600	$1,600

Operating activities

During the six months ended June 30, 2017 and 2016, cash used in operating activities was $1,837,361 and $4,553,895 respectively. Cash expenditures the six months ended June 30, 2017 decreased primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”) and management’s cash conservation efforts including a 20% deferral of wages and the Board’s 50% deferral of cash compensation.

Financing activities

During the six months ended June 30, 2017, cash provided in financing activities of $2,000,000 resulted from the February 10, 2017 convertible notes. Cash provided during the six months ended June 30, 2016, of $5,633,111 resulted from the $1,883,311 proceeds, net of financing fee, of the February 24, 2016 note, exercise of $1,250,000 of warrants and $2,500,000 in equity financing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2017. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Department of director, William Coffin effective May 24, 2017 (incorporated herein by reference to current report on Form 8-K, File No. 000-53078, filed May 25, 2017)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2017.*

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2017.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 8, 2017	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

