Form 10-Q
period 2017-09-30
Bone Biologics Corp
filed 2017-11-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

[  ] Yes [X] No

As of November 10, 2017, there were 39,077,322 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets

Current assets
Cash	$1,621,979	$620,375
Prepaid expenses	46,406	80,523
Prepaid expenses – Related Party	271,945	271,945

Total current assets	1,940,330	972,843

Property and equipment, net	170	242

Total assets	$1,940,500	$973,085

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$740,064	$260,149
Current notes payable, net of debt discount of $1,012,124 and $-0-, respectively	2,887,876	1,200,000
Deferred compensation	191,667	41,667
Shares to be issued	1,823,077	1,823,077

Total current liabilities	5,642,684	3,324,893

Note payable, net of debt discount of $1,797,709 and $2,717,752, respectively	7,202,291	6,282,248

Total liabilities	12,844,975	9,607,141

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 39,077,322 and 38,828,607 shares issued and outstanding at September 30, 2017 and December 31, 2016	39,062	38,829
Additional paid-in capital	40,737,523	38,271,173
Accumulated deficit	(51,681,060)	(46,944,058)

Total stockholders’ deficit	(10,904,475)	(8,634,056)

Total liabilities and stockholders’ deficit	$1,940,500	$973,085

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	248,377	2,473,433	(1,654,074)	9,470,369
General and administrative	882,399	1,383,982	2,970,060	5,235,736

Total operating expenses	1,130,776	3,857,415	1,315,986	14,706,105

Loss from operations	(1,130,776)	(3,857,415)	(1,315,986)	(14,706,105)

Other expenses
Other expense	-	-	-	(4,862)
Interest expense, net	(1,396,643)	(513,846)	(3,419,417)	(1,436,643)

Total other expenses	(1,396,643)	(513,846)	(3,419,417)	(1,441,505)

Loss before provision for income taxes	(2,527,419)	(4,371,261)	(4,735,403)	(16,147,610)

Provision for income taxes	-	1,010	1,600	2,745

Net Loss	$(2,527,419)	$(4,372,271)	$(4,737,003)	$(16,150,355)

Weighted average shares outstanding – basic and diluted	38,888,082	38,828,607	38,868,692	37,228,340

Net Loss per share – basic and diluted	$(0.06)	$(0.11)	$(0.12)	$(0.43)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(4,737,003)	$(16,150,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	660
Amortization of prepaid expenses – related party	-	39,093
Debt discount amortization	2,412,398	657,159
Debt issuance costs amortization	230,521	223,990
Stock-based compensation	1,405,396	2,938,825
Options issued to consultants	(2,338,812)	4,512,033
Warrants issued to consultants	-	100,930
Interest expense deducted from loan proceeds	-	1,889
Loss on disposal of assets	-	4,862
Shares issued for Sygnal license	-	1,435,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,117	27,119
Accounts payable and accrued expenses	479,915	148,808
Deferred issuance costs	(35,000)
Deferred compensation	150,000	-

Net cash used in operating activities	(2,398,396)	(6,059,987)

Financing activities
Proceeds from exercise of warrants	-	1,250,000
Proceeds from issuance of common stock	700,000	2,500,000
Proceeds from issuance of notes payable	2,700,000	1,883,111
Net cash provided by financing activities	3,400,000	5,633,111

Net increase (decrease) in cash	1,001,604	(426,876)

Cash, beginning of period	620,375	1,115,109
Cash, end of period	$1,621,979	$688,233

Supplemental non-cash information
Interest paid	$516,375	$555,805
Taxes paid	$1,600	$2,745

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

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to September 30, 2017 has generated a net loss of approximately $52 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $6.5 million. The accompanying consolidated financial statements for the nine months ended September 30, 2017 have been prepared assuming the Company will continue as a going concern. The Company intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely.

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

2. Summary of Significant Accounting Policies

We have prepared the unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. The results of the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the nine months ended September 30, 2017.

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

Patents and Licenses

In March 2006, the Company entered into an exclusive license agreement (“Exclusive License Agreement”), with UCLA TDG for the worldwide application of the NELL-1 protein through a technology transfer. See Note 5 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of NELL-1, which was de minimis, and costs to file patent applications related to NELL-1.

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

Prepaid expenses – related party

Prepaid expenses – related party represent the fair value of warrants issued to AFH Holding & Advisory, LLC (“AFH”), a shareholder, for services pursuant to certain letter agreement dated May 4, 2014. Prepaid costs will be amortized as the required services are performed. As of September 30, 2017 and December 31, 2016 prepaid expenses – related party totaled $271,945.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at September 30, 2017 and December 31, 2016.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of September 30, 2017 and December 31, 2016.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive in during the three months ended September 30, 2016 and the nine months periods ended September 30, 2017 and 2016, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Warrants	10,390,820	10,451,740
Stock options	8,397,216	12,656,067
Convertible promissory notes	9,596,203	5,696,203
	28,384,239	28,804,010

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

3. Property and Equipment

Property and equipment consist of the following at:

	September 30, 2017	December 31, 2016
Furniture and equipment	$503	$503
Less accumulated depreciation	(333)	(261)
	$170	$242

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $72 and $660, respectively. During the nine months ended September 30, 2016, we recorded a loss on disposal of assets of $4,862.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Interest expense	$218,757	$22,383
Accounts payable	225,082	226,516
Accrued bonus	256,500	-
Deferred Directors’ fees	39,725	11,250
	$740,064	$260,149

5. Commitments and Contingencies

UCLA TDG Exclusive License Agreement

Effective August 18, 2017, the Company entered into an Amended and Restated Exclusive License Agreement (the “Restated License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Restated License Agreement amends and restates the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Restated License Agreement, the Regents have continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

Following the completion of several key milestones, Bone Biologics has expanded its Field of Use definition beyond spine fusion within the NELL-1 license agreement with UCLA TDG. Consistent with that expansion, Bone Biologics has entered into an exclusive license agreement with UCLA TDG for the worldwide application of the NELL-1 protein for both osteoporosis and trauma through a technology transfer.

We have agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as to pay certain royalties to UCLA TDG under the Restated License Agreement at the rate of 3.0% of net sales of licensed products. We must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year that is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA TDG patents, then we may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA TDG patent, then we will pay to UCLA TDG 10% to 20% of the sublicensing income we receive from such sublicense.

We are obligated to make the following milestone payments to UCLA TDG for each Licensed Product or Licensed Method:

●	$100,000 upon enrollment of the first subject in a Feasibility Study;

●	$250,000 upon enrollment of the first subject in a Pivotal Study:

●	$500,000 upon Pre-Market Approval of a Licensed Product or Licensed Method; and

●	$1,000,000 upon the First Commercial Sale of a Licensed Product or Licensed Method.

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016, such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA patents set forth in the Restated License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the Restated License Agreement.

We must reimburse or pre-pay UCLA TDG for patent prosecution and maintenance costs incurred during the term of the Restated License Agreement. We have the right to bring infringement actions against third party infringers of the Restated License Agreement, UCLA TDG may join voluntarily, at its own expense, or, at our expense, be joined involuntarily to the action. We are required to indemnify UCLA TDG against any third party claims arising out of our exercise of the rights under the Restated License Agreement or any sublicense.

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

On August 18, 2017 pursuant to a Note Purchase Agreement, the Company issued to Hankey Capital a convertible promissory note in the amount of $700,000 (“Convertible Note”). The Convertible Note matures on December 31, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% until maturity. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Note will be required to convert their Convertible Note into the same securities issued in such financing at the same price per share. Also, if the Convertible Note is not paid by the Maturity Date, it will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. Hankey Capital’s Convertible Note is secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares.

The total debt discount costs related to our outstanding debt for the nine months ended September 30, 2017 and 2016, was $2,412,398 and $657,159, respectively was amortized to interest expense. The unamortized debt discount at September 30, 2017 was $2,655,310. The cost is expected to be recognized over a period of 1.27 years. The unamortized debt discount at December 31, 2016 was $2,367,708.

The total debt issuance costs related to our outstanding debt for the nine months ended September 30, 2017 and 2016, was $230,521 and $223,990, respectively was amortized to interest expense. The unamortized debt issuance costs at September 30, 2017 was $154,523. The cost is expected to be recognized over a period of 1.27 years. The unamortized debt issuance costs at December 31, 2016 was $350,044.

Note Type	Issue Date	Maturity Date	Interest Rate	September 30, 2017	December 31, 2016

First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000	2,000,000

Convertible Promissory Notes	10/14/16	12/31/17	8.5%	1,200,000	1,200,000

Convertible Promissory Notes	2/10/17	12/31/17	8.5%	2,000,000	-

Convertible Promissory Notes	8/18/17	12/31/17	8.5%	700,000	-
				12,900,000	10,200,000
Less: Current notes payable, net				2,887,876	1,200,000
Less: Debt discount				2,655,310	2,367,708
Less: Debt issuance costs				154,523	350,044
Net Notes payable				$7,202,291	$6,282,248

7. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2017 and December 31, 2016, the Company had an aggregate of 39,077,322 and 38,828,607 shares of common stock outstanding, respectively.

On August 18, 2017, the Company sold to MTF an aggregate of 233,333 shares of common stock of the Company at a price per share equal to $3.00.

On August 18, 2017, 15,382 shares of common stock of the Company were issued from the exercise of options.

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

Common Stock Warrants

As of September 30, 2017, the Company had outstanding unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Shares	Expiration date
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.00	126,582	October 23, 2017
October 2014	$1.58	3,164,558	October 23, 2019
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total warrants at September 30, 2017		10,390,820	2.45 years

No common stock warrants were exercised or expired during the nine months ended September 30, 2017. An aggregate of 791,139 common stock warrants were exercised during the nine months ended September 30, 2016. No common stock warrants expired during the nine months ended September 30, 2016.

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

During the nine months ended September 30, 2017 and 2016, the Company had stock-based compensation expenses of $1,405,396 and $2,938,825, respectively, related to issuances to the Company’s employees and directors, included in our reported net loss. During the nine months ended September 30, 2017 and 2016, the Company had stock-based compensation expenses of $(2,338,812) and $4,512,033, respectively, related to issuances to consultants.

A summary of stock option activity for the nine months ended September 30, 2017, is presented below:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2016	6,294,226	$1.59	10.00	-
Granted – 2016	6,361,841	1.66	9.95	-
Forfeited – 2016	-	-	-	-
Exercised – 2016	-	-	-	-
Outstanding as of January 1, 2017	12,656,067	$1.62	9.21	-
Granted – 2017	80,341	2.05	10.00	-
Forfeited – 2017	(4,270,639)	1.60	8.54	-
Exercised – 2017	(68,553)	2.05	8.25	-
Outstanding as of September 30, 2017	8,397,216	$1.64	7.80	-

Date Issued	Exercise Price	Number of Shares	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	200,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	802,716	December 27, 2025
January 2016	$1.59	1,275,786	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021
May 2016	$2.05	807,434	May 26, 2026
June 2016	$2.05	99,315	May 31, 2026
January 2017	$2.05	53,561	January 1, 2027

Total options at September 30, 2017		8,397,216

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There were 68,553 and -0- options exercised during either the nine months ended September 30, 2017 and 2016. There were 4,125,306 options cancelled in conjunction with the termination of the Founders Professional Services Agreement (Note 10). There were 20,085 options forfeited upon the resignation of one of our directors. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals for the nine months ended September 30, 2017 and 2016 were $3,650,419 and $-0-, respectively.

There were 80,341 and 6,361,841 options issued during the nine months ended September 30, 2017 and 2016, respectively. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2017 are as follows:

September 30, 2017
Risk free interest rate	1.99%-2.306%
Expected life (in years)	5.5-9.0
Expected Volatility	135.94%-153.79%
Expected dividend yield	0%

A summary of the changes in the Company’s non-vested options during the three months ended September 30, 2017, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date	Intrinsic Value
Non-vested at January 1, 2016	5,156,710	$1.29	-
Granted in 2016	6,361,841	$1.93	-
Vested in year ended December 31, 2016	(1,913,491)	$1.31	-
Non-vested at January 1, 2017	9,605,060	$1.74	-
Granted in 2017	80,341	$1.87	-
Forfeited – 2017	(4,145,391)	$1.95	-
Vested in 2017	(2,718,316)	$1.69	-
Non-vested at September 30, 2017	2,821,694	$1.49	-
Exercisable at September 30, 2017	5,575,522	$1.44	-
Outstanding at September 30, 2017	8,397,216	$1.46	-

As of September 30, 2017, total unrecognized compensation cost related to unvested stock options was $647,091. The cost is expected to be recognized over a weighted average period of 0.61 years.

9. Income Taxes

The Company’s effective tax rate is 0% for income tax for the nine months ended September 30, 2017 and the Company expects that its effective tax rate for the full year 2017 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

In addition to the shares and warrants issued for services, AFH received cash totaling $-0- and $325,000 for services during the nine months ended September 30, 2017 and 2016, respectively.

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

On August 18, 2017, the Company entered into a share purchase agreement with MTF, pursuant to which MTF purchased from the Company an aggregate of 233,333 shares of common stock of the Company at a price per share equal to $3.00.

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

11. Subsequent Events

The Company has evaluated subsequent events through November 10, 2017, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

UCLA TDG Exclusive License Agreement

Effective August 18, 2017, the Company entered into an Amended and Restated Exclusive License Agreement (the “Restated License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Restated License Agreement amends and restates the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Restated License Agreement, the Regents have continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

Following the completion of several key milestones, Bone Biologics has expanded its Field of Use definition beyond spine fusion within the NELL-1 license agreement with UCLA TDG. Consistent with that expansion, Bone Biologics has entered into an exclusive license agreement with UCLA TDG for the worldwide application of the NELL-1 protein for both osteoporosis and trauma through a technology transfer.

We have agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as to pay certain royalties to UCLA TDG under the Restated License Agreement at the rate of 3.0% of net sales of licensed products. We must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA TDG patents, then we may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA TDG patent, then we will pay to UCLA TDG10% to 20% of the sublicensing income we receive from such sublicense.

We are obligated to make the following milestone payments to UCLA TDG for each Licensed Product or Licensed Method:

●	$100,000 upon enrollment of the first subject in a Feasibility Study;

●	$250,000 upon enrollment of the first subject in a Pivotal Study:

●	$500,000 upon Pre-Market Approval of a Licensed Product or Licensed Method; and

●	$1,000,000 upon the First Commercial Sale of a Licensed Product or Licensed Method.

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016, such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA patents set forth in the Restated License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the Restated License Agreement.

We must reimburse or pre-pay UCLA TDG for patent prosecution and maintenance costs incurred during the term of the Restated License Agreement. We have the right to bring infringement actions against third party infringers of the Restated License Agreement, UCLA TDG may join voluntarily, at its own expense, or, at our expense, be joined involuntarily to the action. We are required to indemnify UCLA TDG against any third party claims arising out of our exercise of the rights under the Restated License Agreement or any sublicense.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three Months ended September 30, 2017 compared to the Three Months ended September 30, 2016

	Three Months ended September 30, 2017	Three Months ended September 30, 2016	% Change
Operating expenses
Research and development	$248,377	$2,473,433	(89.96)%
General and administrative	882,399	1,383,982	(36.24)%

Total operating expenses	1,130,776	3,857,415	(70.69)%

Net Loss from operations	(1,130,776)	(3,857,415)	(70.69)%

Interest expense, net	(1,396,643)	(513,846)	171.80%

Net Loss before provision for income taxes	(2,527,419)	(4,372,261)	(42.18)%

Provision for income taxes	-	1,010	(100.00)%

Net Loss	$(2,527,419)	$(4,372,271)	(42.19)%

Research and Development

Our research and development expenses decreased from $2,473,433 during the three months ended September 30, 2016 to $248,377 during the three months ended September 30, 2017. The $2,225,056 decrease was primarily due to fair value of options issued in 2016 to research and development consultants. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $1,383,982 during the three months ended September 30, 2016 to $882,399 during the three months ended September 30, 2017. The $501,583 decrease was primarily due to the amortization of the fair value of management options; decreased legal expense and consulting services incurred in 2016.

Interest Expense

Our net interest expense increased from $513,846 for the three months ended September 30, 2016 to $1,396,643 during the three months ended September 30, 2017. The increase in interest of $882,797 was related to our new loans in February and August of 2017 and amortization of the fair value of the related beneficial conversion feature.

Nine Months ended September 30, 2017 compared to the Nine Months ended September 30, 2016

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016	% Change
Operating expenses
Research and development	$(1,654,074)	$9,470,369	(117.47)%
General and administrative	2,970,060	5,235,736	(43.27)%

Total operating expenses	1,315,986	14,706,105	(91.05)%

Loss from operations	(1,315,986)	(14,706,105)	(91.05)%

Loss on disposal of assets	-	(4,862)	(100.00)%
Interest expense, net	(3,419,417)	(1,436,643)	138.01%
Total other income/expense	(3,419,417)	(1,441,505)	137.21%

Loss before provision for income taxes	(4,735,403)	(16,147,610)	(70.67)%

Provision for income taxes	1,600	2,745	(41.71)%

Net loss	$(4,737,003)	$(16,150,355)	(70.67)%

Research and Development

Our research and development expenses decreased from $9,470,369 during the nine months ended September 30, 2016 to $(1,654,074) during the nine months ended September 30, 2017. The $11,124,443 decrease was primarily due to the fair value of options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals related to the termination of the Agreements was $3,629,041 in research and development expense. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $5,235,736 during the nine months ended September 30, 2016 to $2,970,060 during the nine months ended September 30, 2017. The $2,265,676 decrease was primarily due to the 20% deferral of management salary and amortization of the fair value of management options; decreased legal expense and consulting services incurred in 2016.

Interest Expense

Our net interest expense increased from $1,436,643 for the nine months ended September 30, 2016 to $3,419,417 during the nine months ended September 30, 2017. The increase in interest of $1,982,774 was related to our new loans in February and August of 2017 and amortization of the fair value of the related beneficial conversion feature.

Liquidity and Capital Resources

	September 30, 2017	December 31, 2016
	(unaudited)
Assets

Current assets
Cash	$1,621,979	$620,375
Prepaid expenses	46,406	80,523
Prepaid expenses – Related Party	271,945	271,945

Total current assets	1,940,330	972,843

Property and equipment, net	170	242

Total assets	$1,940,500	$973,085

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$740,064	$260,149
Current notes payable, net of debt discount of $1,012,124 and $-0-, respectively	2,887,876	1,200,000
Deferred compensation	191,667	41,667
Shares to be issued	1,823,077	1,823,077

Total current liabilities	5,642,684	3,324,893

Note payable, net of debt discount of $1,797,709 and $2,717,752, respectively	7,202,291	6,282,248

Total liabilities	12,844,975	9,607,141

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 39,077,322 and 38,828,607 shares issued and outstanding at September 30, 2017 and December 31, 2016	39,062	38,829
Additional paid-in capital	40,737,523	38,271,173
Accumulated deficit	(51,681,060)	(46,944,058)

Total stockholders’ deficit	(10,904,475)	(8,634,056)

Total liabilities and stockholders’ deficit	$1,940,500	$973,085

We have no significant operating history and, from our inception to September 30, 2017, we have generated a net loss of approximately $52 million. The financial statements for the nine months ended September 30, 2017 and 2016 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $6.5 million. The Company has principal payment requirements for the next 12 months of $3,900,000.

The Company will continue to incur significant expenses for development activities for our lead product NELL-1. The Company’s December 31, 2016 audited financial statements contained a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2017 and 2016, have been prepared assuming the Company will continue as a going concern. The Company closed on $1.4 million of debt and equity financing in August 2017.

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

As of September 30, 2017 and December 31, 2016, we had cash of $1,621,979 and $620,375, respectively.

Cash Flows

The following is a summary of our cash flows provided by operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(4,737,003)	$(16,150,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	660
Amortization of prepaid expenses – related party	-	39,093
Debt discount amortization	2,412,398	657,159
Debt issuance costs amortization	230,521	223,990
Stock-based compensation	1,405,396	2,938,825
Options issued to consultants	(2,338,812)	4,512,033
Warrants issued to consultants	-	100,930
Interest expense deducted from loan proceeds	-	1,889
Loss on disposal of assets	-	4,862
Shares issued for Sygnal license	-	1,435,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,117	27,119
Accounts payable and accrued expenses	479,915	148,808
Deferred issuance costs	(35,000)
Deferred compensation	150,000	-

Net cash used in operating activities	(2,398,396)	(6,059,987)

Financing activities
Proceeds from exercise of warrants	-	1,250,000
Proceeds from issuance of common stock	700,000	2,500,000
Proceeds from issuance of notes payable	2,700,000	1,883,111
Net cash provided by financing activities	3,400,000	5,633,111

Net increase (decrease) in cash	1,001,604	(426,876)

Cash, beginning of period	620,375	1,115,109
Cash, end of period	$1,621,979	$688,233

Supplemental non-cash information
Interest paid	$516,375	$555,805
Taxes paid	$1,600	$2,745

Operating activities

During the nine months ended September 30, 2017 and 2016, cash used in operating activities was $2,398,396 and $6,059,987 respectively. Cash expenditures the nine months ended September 30, 2017 decreased primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”) and management’s cash conservation efforts including a 20% deferral of wages and the Board’s 50% deferral of cash compensation.

Financing activities

During the nine months ended September 30, 2017, cash provided in financing activities of $3,400,000 resulted from the February and August 2017 convertible notes and the equity purchase of $700,000 of common stock. Cash provided during the nine months ended September 30, 2016, of $5,633,111 resulted from the $1,883,311 proceeds, net of financing fee, of the February 24, 2016 note, exercise of $1,250,000 of warrants and $2,500,000 in equity financing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2017. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Bone Biologics Corporation Convertible Note issued to Hankey Capital on August 18, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.2	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of August 18, 2017 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.3	Amended and Restated Exclusive License Agreement, dated as of August 18, 2017, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2017.*

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2017.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 13, 2017	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

