Form 10-K
period 2017-12-31
Bone Biologics Corp
filed 2018-04-02
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

For the transition period from _________ to _________

Commission File Number: 000-53078

Bone Biologics Corporation

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of

incorporation or organization)

42-1743430

(I.R.S. Employer

Identification No.)

2 Burlington Woods Drive, Ste 100, Burlington, MA 01803

(781) 552-4452

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
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Approximate aggregate market value of registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2017, was $5,870,150.

As of March 12, 2018, there were 43,679,330 shares of common stock, par value $.001, outstanding.

Documents Incorporated by Reference

None.

Explanatory Note

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), we are restating our previously issued consolidated financial statements and the related disclosures for the year ended December 31, 2016 and the previously issued consolidated financial statements for each quarterly period in the year ended December 31, 2016 and the first three quarters in the year ended December 31, 2017 (the “Restated Periods”). The restatement is the result of our corrections related to certain non-cash transactions with consultants and the accounting for modifications to the terms of certain debt and warrant agreements. We assessed the impact of these errors on our prior interim and annual financial statements and concluded that the combined impact of these errors was material to these financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated including the Consolidated Balance Sheet as of December 31, 2016, the Consolidated Statements of Operations, Stockholders’ Deficit and Cash Flows for the year ended December 31, 2016 and the unaudited interim financial information for each of the quarters in the year ended December 31, 2016 and for the first three quarters in the year ended December 31, 2017. In addition, the following items of this Annual Report include restated financial data: (i) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (ii) Part II, Item 8: Financial Statements and Supplementary Data. We also have provided disclosure regarding the impact of the restatement on the adequacy of our internal control over financial reporting and disclosure controls and procedures for the relevant restatement periods in Part II, Item 9A: Controls and Procedures.

For a more detailed explanation of these matters and resulting restatements, please see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Consolidated Financial Statements, Item 8: Financial Statements and Supplementary Data – Note 3 to the Consolidated Financial Statements, and Item 8: Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any fiscal year or interim period affected by the restatement discussed above. Instead, the financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial information contained in such previously-filed reports should no longer be relied upon.

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

PART I

Item 1. Business

OVERVIEW

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

PRODUCTS

We have developed a stand-alone platform technology through significant laboratory and small and large animal research over more than ten years to generate the current applications across broad fields of use. The platform technology is our recombinant human protein, known as NELL-1, a proprietary skeletal specific growth factor which is a bone void filler. NELL-1 provides regulation over skeletal tissue formation and stem cell differentiation during bone regeneration. The Company obtained the platform technology pursuant to an exclusive license agreement with UCLA TDG.

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

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, our continued development has been funded through various strategic investments. Our research and development expenses, which include the fair value of stock options issued to our consultants, for the years ended December 31, 2017 and 2016 were $(1,193,567) and $11,602,776, respectively. We anticipate that it will require an additional $15 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $52 million will be required to achieve product launch for spine interbody fusion.

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

Based upon extensive discussions with regulatory experts and a specific communication from the FDA in response to a submission of our plan under the Restated License Agreementbetween UCLA TDG and the Company we believe the NELL-1/DBX® Fusion Device will be regulated as a Class III medical device and will therefore require submission and approval of a pre-market approval, (“PMA”). The FDA response to the submission of our plan is: “We have determined that the product is a combination product that will be regulated under Device authorities, with CDRH (Center for Devices and Radiological Health) as the lead center.”

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

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA TDG patents set forth in the Restated License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the Restated License Agreement.

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

INTELLECTUAL PROPERTY

We have an intellectual property portfolio that includes exclusive, worldwide licenses from UCLA TDG which we believe constitute a formidable barrier to entry.

Additional patent applications are currently in preparation. The intellectual property is unique and comprehensively covers NELL-1 manufacture, NELL-1 compositions and NELL-1 use in wide ranging clinical and diagnostic applications. We protect our proprietary technology through all mechanisms including U.S. and foreign patent filings, trade secret protections, and collaboration agreements with domestic and international corporations, universities and research institutions. We are the exclusive licensee for the following fifteen (15) UCLA TDG issued patents:

U.S. Patent No.	Summary	Date Issued

7052856	NELL-1 Enhanced Bone Mineralization	5/20/2006

7544486	NELL-1 Peptide Expression Systems	6/9/2009

7687462	Composition for promoting Cartilage	3/30/2010

7691607	Expression system of NELL-1 peptide	4/6/2010

7776361	NELL-1 Enhanced Bone Mineralization	8/17/2010

7807787	NELL-1 Peptide	10/5/2010

7833968	Pharmaceutical compositions for treating or preventing bone conditions	11/16/2010

7844066	NELL-1 Enhanced Bone Mineralization	2/8/2011

8044026	Composition for promoting cartilage	10/25/2011

8048646	NELL-1 peptide expression systems	11/1/2011

8053412	NELL-1 Peptides	11/8/2011

8207120	NELL-1 Enhanced Bone Mineralization	6/26/2012

9447155	Isoform NELL-1 peptide	9/20/2016

9511115	Pharmaceutical compositions for treating or preventing bone conditions	12/6/2016

9598480	Recombinant NEL-like (NELL) protein production	3/21/2017

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as and for the years ended December 31, 2017 and 2016 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses for the years ended December 31, 2017 and 2016 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and have never been profitable. From our inception through December 31, 2017, we have generated a net loss of approximately $59 million. We have negative cash flows from operations, working capital deficiencies and have not established the commercial viability of our products. These conditions raise doubts as to the Company’s ability to continue as a going concern. Our auditors have included in their audit report for the year ended December 31, 2017 an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. As a result, we can provide no assurance as to whether or if we will ever be profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

There may be conflicts of interest between our management and our non-management stockholders and other affiliates.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders.

We face a number of risks associated with our incurrence of substantial debt which could adversely affect our financial condition.

The Company has the following debt outstanding:

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2017
First Secured Convertible Note	10/24/14	12/31/19	8.5%	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000

Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000

Total Notes payable				$9,000,000

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

We anticipate that it will require an additional $15 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $52 million will be required to achieve product launch for spine interbody fusion. We anticipate we will need to raise substantial additional funds for the pivotal clinical trial prior to marketing our first product. Our long term capital requirements are expected to depend on many factors, including, among others:

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

We intend to seek a possible listing of our Common Stock on NASDAQ. However, we cannot assure you that we will be able at some point in the future to meet the initial listing standards of NASDAQ or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on NASDAQ or any other stock exchange. This would also make it more difficult for us to raise additional capital. There are no assurances that an active market for our shares will develop even if we are listed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market.

Our common stock trades over-the-counter and is quoted on the OTCQB of the OTC Markets under the symbol “BBLG” effective January 27, 2016. From December 10, 2015 through listing on the OTCQB our stock was quoted on the OTC Bulletin Board. The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board or the OTCQB as the case may be. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
	High	Low
Fiscal Year 2016
First Quarter	$4.10	$0.01
Second Quarter	$5.325	$4.10
Third Quarter	$5.325	$2.00
Fourth Quarter	$5.00	$2.89

Fiscal Year 2017
First Quarter	$2.00	$1.11
Second Quarter	$3.98	$1.45
Third Quarter	$5.90	$1.01
Fourth Quarter	$5.25	$2.25

Holders.

As of March 12, 2018, there are approximately 52 record holders of 43,679,330 shares of Common Stock.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,397,216	$1.64	5,602,784
Equity compensation plans not approved by security holders	-	-	-
Total	8,397,216	$1.64	5,602,784

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 3, Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report, we have restated our consolidated financial statements for the year ended December 31, 2016 and our unaudited interim financial information for each of the quarters in the year ended December 31, 2016 and for the first three quarters in the fiscal year ended December 31, 2017. Refer to the Explanatory Note preceding Part 1, Item 1, Item 8: Financial Statements and Supplementary Data – Note 3 to the Consolidated Financial Statements, and Item 8: Financial Statements and Supplementary Data – Note 13 to the Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.

For information regarding our controls and procedures, see Part II, Item 9A - Controls and Procedures, of this Annual Report.

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

	Year ended December 31, 2017	Year ended December 31, 2016	% Change
		(As Restated)
Operating expenses
Research and development
Trade	1,551,182	4,765,477	(67.45)%
Related party (includes Founders stock-based compensation of $(2,744,749) and $5,402,299 for the years ended December 31, 2017 and 2016, respectively)	(2,744,749)	6,837,299	(140.14)%
General and administrative
Trade	3,820,159	5,552,545	(31.20)%
Related party	-	3,256,957	(100.00)%

Total operating expenses	2,626,592	20,412,278	(87.13)%

Loss from operations	(2,626,592)	(20,412,278)	(87.13)%

Other expense	-	(4,862)	(100.00)%
Loss on debt extinguishment	-	(2,842,580)	(100.00)%
Interest expense, net	(4,423,380)	(2,616,712)	69.04%
Total other income/expense	(4,423,380)	(5,464,154)	80.95%

Loss before provision for income taxes	(7,049,972)	(25,876,432)	(72.76)%

Provision for income taxes	1,600	2,243	(28.67)%

Net loss	$(7,051,572)	$(25,878,675)	(72.75)%

Research and Development

Our aggregate research and development expenses decreased from $11,602,776 during the year ended December 31, 2016 to $(1,193,567) during the year ended December 31, 2017. The $12,796,343 decrease was primarily due to the fair value of options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals related to the termination of the Agreements was $3,629,041 in research and development expense. Our planned activities in 2017 were lower based on the timing of our large animal pilot study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our aggregate general and administrative expenses decreased from $8,809,502 during the year ended December 31, 2016 to $3,820,159 during the year ended December 31, 2017. The $4,989,343 decrease was primarily due to a decrease in the required amortization of the fair value of management options, decreased legal expense and decreased stock issued to consultants for services compared to 2016.

Interest Expense

Our net interest expense increased from $2,616,712 for the year ended December 31, 2016 to $4,423,380 during the year ended December 31, 2017. The increase in interest of $1,806,668 was related to our new loans in February and August of 2017 and amortization of the related beneficial conversion features.

Loss on debt extinguishment

On February 24, 2016, the First and Second Secured Convertible Notes were modified to extend the maturity date to December 31, 2019 and the warrants were amended to extend the expiration date. The modification resulted in substantially different debt instruments which was accounted for as an extinguishment of the originally issued instrument and issuance of a new agreement. The Company recorded a loss on extinguishment of debt totaling $2,842,580 of which $1,005,646 represented the increase in fair value of the warrant modification.

Liquidity and Capital Resources

We have no significant operating history and, from our inception to December 31, 2017, we have generated a net loss of approximately $59 million. The financial statements for the year ended December 31, 2017 and 2016 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $7.2 million.

The Company will continue to incur significant expenses for development activities for our lead product NELL-1/DBX®. The Company’s December 31, 2017 audited financial statements contain a notation by our auditors regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements for the years ended December 31, 2017 and 2016, have been prepared assuming the Company will continue as a going concern. The Company will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely.

Pursuant to the October 2016 and February 2017 Note Purchase Agreements (Note 7), the Company may only use the proceeds from the issuance of the convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of December 31, 2017 and 2016, we had cash of $690,279 and $620,375, respectively.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2017 and 2016:

Operating activities

During the years ended December 31, 2017 and 2016, cash used in operating activities was $3,330,096 and $7,327,845 respectively. Cash expenditures for the year ended December 31, 2017 decreased primarily due to our scheduled development activities with our Contracted Manufacturing Organization (“CMO”). Our planned activities in 2017 were lower based on the timing of our large animal pilot study. Additionally, there was a 20% deferral in management wages based upon certain lending agreements.

Financing activities

Cash provided by financing activities during the year ended December 31, 2017 resulted from $2,700,000 in proceeds from convertible notes and $700,000 in proceeds from the issuance of common stock. During the year ended December 31, 2016, cash provided by financing activities of $6,833,111 resulted from the $1,883,311 proceeds, net of financing fee and interest, of the February 24, 2016 note, $1,200,000 from the October 14, 2016 notes, exercise of $1,250,000 of warrants and $2,500,000 in equity financing.

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2017 has generated a net loss of approximately $59 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $7.2 million. The accompanying consolidated financial statements for the year ended December 31, 2017 have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $8,395,823 at December 31, 2017, and incurred a net loss of $7,051,572, and used net cash in operating activities of $3,330,096. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pursuant to the October 2016 and February 2017 Note Purchase Agreements (Note 7), the Company may only use the proceeds from the issuance of the convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

Hankey Capital LLC

First and Second Secured Convertible Notes and Warrants

On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital, LLC (“Hankey Capital”). The Convertible Notes matures on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. The Company also issued warrants to Hankey Capital for 5,854,431 shares of Common Stock at an exercise price per share of $1.58.

The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “Collateral”). The number of shares in the Collateral shall be adjusted on a yearly basis. The Convertible Note is further secured by collateral assignments of all the Company’s license agreements. The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral shares shall be returned return and cancelled. Hankey Capital will also return Collateral shares under the same terms in case of partial or full conversion of the Convertible Note. The Company paid a commitment fee in the amount of 3.0% of the original principal amount of the loan ($210,000) to Hankey Capital. The Note and Warrant contain provisions limiting the exercise/conversion thereof.

On February 24, 2016, the First and Second Secured Convertible Notes were modified to extend the maturity date to December 31, 2019 and fix the conversion price at $1.58 and the warrants were amended to extend their expiration date by two years. The Company determined that the extension of the convertible notes’ maturity dates and the warrants’ expiration dates resulted in a debt extinguishment for accounting purposes since the change in fair value of the warrants as a result of the extension of their expiration dates was more than 10% of the original value of the convertible notes.The Company recorded a loss on extinguishment of debt totaling $2,842,580 of which $1,005,646 represented the increased fair value of the warrants.

Third Convertible Secured Term Note and Warrant

On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.58 per share and issued a warrant to Hankey Capital for 1,463,415 shares of Common Stock at an exercise price per share of $2.05. The Warrant will expire on February 23, 2021. The Note and Warrant contain provisions limiting the exercise/conversion thereof. The Convertible Note is secured by certain collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on February 24, 2016 the Company issued 2,531,646 common shares as collateral and paid a commitment fee in the amount of $115,000.

In connection with the Third Convertible Note with Hankey Capital, Hankey Capital exercised warrants to purchase an aggregate of 791,139 shares resulting in gross proceeds to the Company of $1,250,000, and the parties agreed to extend the maturity date of the first two convertible secured notes to December 31, 2019 and fix the conversion rate at $1.58. The Company also agreed to extend the term of the warrants issued with the first two convertible notes to five years from issuance.

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

On January 23, 2017 the Company, MTF and Hankey Capital, executed an amendment (the “Amendment”) to the Convertible Notes. The Amendment extends the maturity date of each of the Convertible Notes to December 31, 2017 from December 31, 2016. By extending the maturity date, the date that the Convertible Notes automatically convert into shares of the Company’s Common Stock was also extended to December 31, 2017. The Amendment was effective retroactive to December 31, 2016. As the amendment only extended the maturity date, no further accounting was necessary.

Per the terms of the Convertible Notes, these loans and unpaid accrued interest converted into 1,325,800 shares Common Stock on December 31, 2017.

On February 10, 2017 and August 18, 2017 pursuant to three note purchase agreements, the Company issued MTF and Hankey Capital convertible promissory notes in the aggregate amount of $2,700,000 (“Convertible Notes”). The Convertible Notes mature on December 31, 2017 (the “Maturity Date”) and bear interest at an annual rate of interest of 8.5% until maturity. Prior to the Maturity Date, each of MTF and Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. Also, if the Convertible Notes are not paid by the Maturity Date, they will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Notes will be required to convert their Convertible Notes into the same securities issued in such financing at the same price per share. Hankey Capital’s Convertible Note is secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares.

Per the terms of the Convertible Notes, these loans and unpaid accrued interest converted into 2,877,673 shares Common Stock on December 31, 2017.

Application of Critical Accounting Policies

We believe that our critical accounting policies are as follows:

●	Research and Development Costs;

●	Patents and Licenses;

●	Stock Based Compensation;

●	Fair Value of Financial Instruments.

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the valuation of stock options and warrants and income tax valuation allowances. Actual results could differ from those estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2017. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, they identified a material weakness in internal control over financial reporting as of December 31, 2017 as furhter described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the accounting for the occurrence, valuation, rights and obligations and presentation and disclosure of non-routine complex transactions. Specifically, we did not have effective controls surrounding the documentation, evaluation and review of the technical accounting considerations that were adequately designed to determine whether the transactions were accounted for appropriately. This control deficiency resulted in a misstatement of our prepaid expenses to related parties, shares to be issued, additional paid in capital, general and administrative expenses, other income (expense), and net loss. The misstatement was a result of certain non-cash transactions with consultants and the accounting for modifications to the terms of certain debt and warrant agreements, and resulted in the restatement of the Company's consolidated financial statements for the fiscal year 2016 and each of the quarters of fiscal 2016 and the first three quarters of fiscal 2017. Additionally, this control deficiency could result in a misstatement of account balances or disclosures associated with non-rountine complex transactions that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. Because of the material weakness, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control - Integrated Framework (1992) issued by the COSO.

Remediation Plan for the Material Weakness

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts in process or expected to be implemented include the implementation of procedures requiring a third-party review of all non-routine transactions.

We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of August 10, 2017:

Name	Age	Position
Stephen R. LaNeve	58	Chief Executive Officer and President and Director
Jeffrey Frelick	52	Chief Operating Officer
Deina H. Walsh	53	Chief Financial Officer
Bruce Stroever	68	Chairman of the Board of Directors
John Booth	63	Director
Jimmy Delshad	77	Director
Bret Hankey	40	Director

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

John Booth: Director

Mr. Booth has been CEO of Spineology Inc. since 2004 and has been a board member since its inception in 1998. Spineology is involved in the development and commercialization of minimally invasive spinal implants and access systems. Mr. Booth held various executive level positions at Phillips Plastics Corporation, most recently serving as CEO from June of 2001 to December 2002. Before serving as CEO of Phillips, he was CEO of Microvena Corporation, a cardiovascular device subsidiary of Phillips, from 1999 to 2001 and CEO of Phillips Origen Group Division from 1998 to 1999. Prior to Phillips, Mr. Booth was President and CEO of INCSTAR Corporation, a publicly held medical technology company involved in in-vitro diagnostics. He has held various positions in both financial and general management in the medical technology industry since 1981. Mr. Booth has also serve on the boards of directors of INCSTAR Corporation from 1994 to 1997, Microvena Corporation from 1998 to 2001, Phillips Plastics Corporation from 2000 to 2002, Imricor Medical Systems Inc. from 2007 to 2014, Data Sciences International from January 2017 to January 2018, and Spineology Inc. from 1998 to the present. Mr. Booth received a B.S. degree in accounting from Villanova University and an MBA from Seton Hall University.

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

Bret Hankey: Director

Mr. Hankey has served in various capacities within the Hankey Group and currently serves as the President of the Hankey Group and is a member of the board of directors on all major companies that comprise the Hankey Group. Headquartered in Los Angeles, California, the Hankey Group is comprised of seven operating companies specializing primarily in the automotive, finance, technology, real estate and insurance industries. Since 2007, Mr. Hankey has also served in various capacities with Westlake Financial Services, a member of the Hankey Group, and is currently the Vice Chairman and Executive Vice President of Westlake Financial. Westlake Financial is the largest privately held automotive finance company in the United States. Mr. Hankey graduated from the University of Southern California in 2000 with a B.S. in Business Administration and Finance.

Family Relationships

None

Board of Directors and Corporate Governance

Our Board of Directors currently consists of five (5) members, consisting of Bruce Stroever, John Booth, Jimmy Delshad, Bret Hankey, and Stephen R. LaNeve.

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee. The Board of Directors met or acted by written consent 10 times during 2017.

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

Our audit committee consists of John Booth, as Chairman, and Jimmy Delshad. The Audit committee met four times during 2017.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

Our compensation committee consists of John Booth, as Chairman, and Jimmy Delshad. The compensation committee met two times during 2017.

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

Our nominating and corporate governance committee consists of John Booth and Jimmy Delshad. The nominating and corporate governance committee met once during 2017.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by its named executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(1) (2)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)(5)	All Other Compensation ($)	Total Compensation ($)

Stephen R. LaNeve, Chief Executive Officer, President, Director	2017	$400,000		$-	$-		$100,000		$500,00
	2016	$479,167		$-	$942,841		$20,833		$1,442,841

Jeffrey Frelick, Chief Operating Officer	2017	$240,000		$-	$-		$60,000		$300,000
	2016	$287,500		$-	$471,421		$12,500		$771,421

Dr. William Jay Treat, Chief Technology Officer(3)	2017	-			-				-
	2016	$217,466			$92,340				$309,806

Deina Walsh, Chief Financial Officer	2017	$160,000		$-	$-		$40,000		$200,000
	2016	$191,667		$-	$-		$8,333		$200,000

(1)	The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. These amounts reflect our accounting for these awards and do not correspond to the actual values that may be realized by the named executive officers and do not represent actual cash compensation paid to the recipient. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(2)	We granted option awards in 2016 in connection with the employment contracts of Mr. LaNeve and Mr. Frelick as executive officers of the Company. Valuation assumptions used to determine grant date fair value as required by FASB ASC 718 are disclosed in Note 9 to our consolidated financial statements for the year ended December 30, 2017. 1/3 of the shares subject to the options vest on each anniversary of the Vesting Commencement Date, subject to the option holder’s Continuous Service (as defined in the Plan) on each vesting date.

(3)	Effective February 29, 2016, Mr. Treat signed a separation agreement with the Company.

(4)	The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. Under ASC 718, the fair value of such stock awards is determined as of the date of grant using the closing market price of common stock on the date of grant. These amounts reflect our accounting for these awards and do not correspond to the actual values that may be realized by the named executive officers and do not represent actual cash compensation paid to the recipient. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions.

(5)	Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation.

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

The Company’s compensation committee believes these agreements and other incentives granted to these named executive officers align our named executive officers’ interests with those of our stockholders. Our compensation committee and board of directors continues to evaluate our executive compensation program with a view toward motivating our named executive officers to meet our strategic operational and financial goals in the best interests of our stockholders.

Potential Payments upon Termination of Change in Control

None.

Changes to Potential Payments upon Termination of Change in Control

None.

Consulting Agreements for Executives

None other than noted above.

Grants of Plan-Based Awards

None.

Executives Outstanding Equity Awards at Fiscal Year End

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen R. LaNeve, Chief Executive Officer, President, Director	May 27, 2016	358,861	179,429	-	$2.05	May 27, 2026	-	-	-	-
	December 28, 2015	1,387,461	693,730	-	$1.59	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	38,414	$78,750
Jeffrey Frelick, Chief Operating Officer	May 27, 2016	179,431	89,714	-	$2.05	May 27, 2026	-	-	-	-
	December 28, 2015	693,731	346,865	-	$1.59	December 27, 2025	-	-	-	-
Dr. William Jay Treat, Chief Technology Officer	March 4, 2016	54,000	-	-	$2.05	February 16, 2021	-	-	-	-
	December 28, 2015	799,414	-	-	$1.59	February 16, 2021	-	-	-	-
		-	-	-	-	-	-	-	16,463	$33,750
Deina Walsh, Chief Financial Officer	December 28, 2015	64,907	-	-	$1.59	December 27, 2025	-	-	-	-
	December 28, 2015	310,530	155,265	-	$1.59	December 27, 2025	-	-	-	-
	December 28, 2015	174,918	-	-	$1.59	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	11,104	$22,764

Director Compensation

The following table shows information regarding the compensation earned during the year ended December 31, 2017 by the members of our board of directors.

Name	Fees Earned or Paid in Cash(2)	Option Awards	Share Awards	Total
Bruce Stroever(1)	$-	$-	-	$-
Dr. Chia Soo(1)(3)	-	-	-	-
William Coffin(4)	5,975	25,000	-	30,975
John Booth	17,500	50,000	-	67,500
Jimmy Delshad	12,500	50,000	-	62,500
Dr. Benjamin Wu(1)(3)	-	-	-	-
Bret Hankey(1)	-	-	-	-

Total	$35,975	$125,000	$-	$160,975

(1)	Non-independent director. No compensation paid per our Non-Employee Director Compensation Policy.

(2)	Pursuant to the October 2016 Note Purchase Agreement, the Board of Directors authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

(3)	Dr. Soo and Dr. Wu resigned as directors of the Company effective April 13, 2017.

(4)	Mr. Coffin resigned May 24, 2017.

The Board adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) as following:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock as of March 12, 2018, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its Common Stock, each director, each named executive officer, and all of its directors and named executive officers as a group.

Name of Beneficial Owner or Identity of Group	Title of Class	Shares(1)		Percentage

5% or greater stockholders:

The Musculoskeletal Transplant Foundation, Inc. 175 May Street Edison, NJ 08837	Common Stock	15,169,091	(2)	34.1%

Don R. Hankey 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	4,559,646	(3)	10.5%

Hankey Capital, LLC 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	4,109,646	(15)	8.6%

AFH Holding & Advisory, LLC 6363 Lunita Road, Malibu, CA 90265	Common Stock	3,455,925	(4)	7.6%

Amir Heshmatpour, 6363 Lunita Road, Malibu, CA 90265	Common Stock	7,598,318	(5)	16.8%

H & H Funding LLC, 6363 Lunita Road, Malibu, CA 90265	Common Stock	2,942,393		6.7%

Dr. Bessie (Chia) Soo 115 N. Doheny Dr. Beverly Hills, CA 90211	Common Stock	3,560,489	(6)	8.0%

Orthofix Holdings Inc. 3451 Plano Parkway Lewisville, TX 75056	Common Stock	2,397,712	(7)	5.4%

Executive Officers and Directors:

Stephen LaNeve, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	1,746,321	(8)	3.9%

Jeffrey Frelick, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	873,161	(9)	2.0%

Deina H. Walsh, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	550,355	(10)	1.2%

Bruce Stroever(11) 175 May Street, Suite 400 Edison, NJ 08837	Common Stock	-		-

John Booth, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	116,155	(12)	0.3%

Jimmy Delshad, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	136,155	(13)	0.3%

Bret Hankey, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	150,000		0.3%

Total Officers and Directors as a Group (7 persons)	Common Stock	3,572,147	(14)	7.6%

(1)	Based on 43,679,330 issued and outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable 60 days from our report date.

(2)	Consists of 14,325,708 shares, 793,383 shares underlying warrants exercisable within 60 days and 50,000 shares underlying stock options exercisable within 60 days.

(3)	Consists of 450,000 shares owned by Don R. Hankey, Trustee of the Don Hankey Trust over which Mr. Hankey has voting and investment control and 4,109,646 shares held by Hankey Capital, LLC over which Mr. Hankey has voting and investment control. This amount does not include the 11,392,407 shares that were issued in connect with the possible conversion of the three (3) convertible notes payable to Hankey Capital and 5,577,340 shares underlying warrants in accordance with provisions limiting the exercise/conversion thereof.

(4)	Includes 1,632,596 shares underlying warrants exercisable within 60 days.

(5)	Consists of (a) 3,455,925 shares beneficially owned by AFH Holding of which Mr. Heshmatpour is the sole member and over which he has sole voting and investment control, (b) 300,000 shares owned by KIG LLC of which Mr. Heshmatpour’s spouse is the sole member and over which she has sole voting and investment control (c) 900,000 shares owned by Mr. Heshmatpour’s children and (d) 2,942,393 shares owned by H&H Funding LLC, of which Mr. Heshmatpour is a member and over which he has voting and investment control.

(6)	Includes 119,318 shares underlying warrants exercisable within 60 days and 458,367 shares underlying stock options exercisable within 60 days.

(7)	Includes 458,334 shares underlying warrants exercisable within 60 days.

(8)	Includes 1,746,321 shares underlying stock options exercisable within 60 days.

(9)	Includes 873,161 shares underlying stock options exercisable within 60 days.

(10)	Includes 550,355 shares underlying stock options exercisable within 60 days.

(11)	Mr. Stroever is the President and Chief Executive Officer of the Musculoskeletel Transplant Foundation, Inc. (MTF) and, as such, advises MTF with respect to voting and investment decisions relating to the shares of the Company owned by MTF but does not have or share voting and investment power over such shares. Mr. Stroever disclaims beneficial ownership of any shares owned by MTF.

(12)	Includes 95,333 shares underlying stock options exercisable within 60 days.

(13)	Includes 95,333 shares underlying stock options exercisable within 60 days.

(14)	Includes 3,360,503 shares underlying stock options exercisable within 60 days.

(15)	Consists of 4,109,646 shares held by Hankey Capital, LLC over which Mr. Hankey has voting and investment control. This amount does not include the 11,392,407 shares that were issued in connect with the possible conversion of the three (3) convertible notes payable to Hankey Capital and 5,577,340 shares underlying warrants in accordance with provisions limiting the exercise/conversion thereof.

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

Hankey Capital LLC - please refer to Liquidity and Capital Resources section of the MD&A

AFH Holding & Advisory LLC (AFH)

Pursuant to a letter agreement dated February 10, 2016, the Company agreed to issue a total of 1,260,255 shares of common stock of the Company to AFH. The Letter Agreement was entered into in connection with the AFH/MTF Agreement under which AFH and its affiliated entities, individuals or assignees (“AFH Group”) were entitled to 10% of the outstanding shares of common stock of the Company (the “Share Adjustment”) after giving effect to an anticipated private placement of between $8,000,000 and $10,000,000 (the “PIPE”). In the Letter Agreement, the Company recognized that, at the time the AFH/MTF Agreement was entered into, it was not anticipated that certain events in addition to the PIPE would dilute directly or indirectly the interest of AFH Group as stockholders of the Company, including the Ninth Amendment to the UCLA License Agreement and the issuance of the Company’s Common Shares pursuant to the Professional Services Agreement with each of Dr. Chia Soo, Dr. Ben Wu, and Dr. Eric Ting discussed below. Accordingly, the Company agreed to issue the 1,260,255 shares in connection with the Share Adjustment. The fair value of the shares issued for services, $2,583,523, was recorded as general and administrative expense.

On April 7, 2016, the Company entered into a consulting agreement with AFH pursuant to which the Company engaged AFH for a term of three months to provide certain consulting services to the Company effective April 5, 2016. Under the consulting agreement, AFH received an up-front retainer of $100,000 and $33,333.33 per month for three months.

On June 1, 2016, the Company agreed (i) to issue to AFH 20,186 shares of common stock of the Company as an adjustment to the October 28, 2015 invoice and (ii) to issue 23,173 shares of common stock of the Company as an adjustment to the letter agreement dated February 10, 2016. The fair value of the shares issued for services, $148,434, was recorded as general and administrative expense.

In addition to the shares and warrants issued for services, AFH received cash totaling $-0- and $325,000 for services during the years ended December 31, 2017 and 2016, respectively.

Amir Heshmatpour is the controlling party of AFH, and collectively a significant shareholder.

Musculoskeletal Transplant Foundation (MTF)

On February 22, 2016, the Company entered into a share purchase agreement with MTF, pursuant to which MTF purchased from the Company an aggregate of 731,707 shares of common stock of the Company at a price per share equal to $2.05 for total proceeds of $1,500,000.

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

On October 14, 2016, pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $600,000 (See Note 7).

On February 10, 2017, pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $1,000,000 (See Note 7).

On August 18, 2017, the Company entered into a share purchase agreement with MTF, pursuant to which MTF purchased from the Company an aggregate of 233,333 shares of common stock of the Company at a price per share equal to $3.00 for total proceeds of $700,000.

Bruce Stroever, our Chairman of the Board, is the President and Chief Executive Officer of MTF.

Founders

The Company entered into a Letter Agreement effective October 2, 2015, with each of Dr. Chia Soo, Dr. Eric Kang Ting and Dr. Ben Wu (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agrees to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 1,153,846 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement) and are currently reported as shares to be issued.

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

On December 13, 2016, the Company provided written notice to each of the Founders that it was terminating the Agreements for cause, indicating that absent cure of the material breach of the Agreements, termination of the Agreements was to be effective on January 12, 2017. Despite lengthy discussions with the Founders, and multiple extensions of the termination date to accommodate such discussions, the Company was unable to resolve the outstanding issues under the Agreements, and the Company provided notice that the Agreements were terminated, effective April 8, 2017. Any shares subject to the stock options issued under the Agreements that were not vested on the date the Agreements terminated were forfeited on the date of termination. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals related to the termination of the Agreements was $3,629,041 in research and development expense.

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

Director Independence

Our Board of Directors currently consists of five (5) members; Bruce Stroever, John Booth, Jimmy Delshad, Bret Hankey and Stephen R. LaNeve. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that John Booth and Jimmy Delshad (the “Independent Directors”) would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2). Further, our Board of Directors has determined that each of the independent directors would qualify as “independent” under NASDAQ Listing Rules applicable to such board committees. Bruce Stroever would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the Chief Executive Officer of MTF, a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to MTF. Bret Hankey would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the President of the Hankey Group and is a member of the board of directors on all major companies that comprise the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to Hankey Capital, LLC. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Effective December 6, 2017, Anton & Chia, LLP (“Anton”) was dismissed as the independent accountant of the Company. On July 14, 2017, the Board of Directors acting on the recommendation of the Company’s Audit Committee approved the dismissal of Anton to occur at any time commencing the third quarter of the Company’s fiscal year.

Anton’s reports on the Company’s financial statements for the years ended December 31, 2015 and 2016 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that the report for both years indicated that the Company’s ability to continue as a going concern is dependent upon its ability to secure additional sources of financing. Accordingly, such report indicated that there was substantial doubt as to the Company’s ability to continue as a going concern and that the financial statements did not include any adjustments relating to the recoverability and classification of asset carrying amounts on the amount and classification of liabilities that might result from the outcome of this uncertainty.

During the years ended December 31, 2015 and 2016 and through December 6, 2017, (i) there were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton, would have caused it to make reference thereto in connection with its reports on the financial statements for such years and (ii) there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The following table sets forth the aggregate fees billed to us during the years ended December 31, 2017 and 2016.

Audit Fees

	2017	2016
Anton & Chia	$41,612	$41,186

Audit Related Fees

There were no fees billed to the Company by Anton & Chia for assurance and related services that are reasonably related to the performance of the audit related fees.

Tax Fees

Foster, Griffith and Allen, Inc.	$4,632	$6,958

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

See Exhibit Index.

(b) Financial Statements:

The financial statements required to be included in this Annual Report are included at pages F-1 to F-48

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2018.

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

Signature	Title	Date

/s/ Stephen R. LaNeve
Stephen R. LaNeve	Chief Executive Officer (Principal Executive Officer)	April 2, 2018

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2018

/s/ Bruce Stroever
Bruce Stroever	Director	April 2, 2018

/s/ Bret Hankey
Bret Hankey	Director	April 2, 2018

/s/ John Booth
John Booth	Director	April 2, 2018

/s/ Jimmy Delshad
Jimmy Delshad	Director	April 2, 2018

Bone Biologics Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2017 and 2016 (restated), the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016 (restated) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The 2016 financial statements were previously audited by another auditor.  As discussed in Note 3 to the financial statements, the 2016 financial statements have been restated to correct errors.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2017 the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2017 had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

WEINBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Los Angeles, California

April 2, 2018

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
		(As Restated)
Assets

Current assets
Cash	$690,279	$620,375
Prepaid expenses	105,234	80,523

Total current assets	795,513	700,898

Property and equipment, net	146	242

Total assets	$795,659	$701,140

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$720,128	$260,149
Notes payable - related party	-	1,200,000
Deferred compensation	241,667	41,667

Total current liabilities	961,795	1,501,816

Notes payable - related parties, net of debt discount of $770,313 and $1,436,978, respectively	8,229,687	7,563,022

Total liabilities	9,191,482	9,064,838

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 43,280,795 and 38,828,607 shares issued and outstanding at December 31, 2017 and 2016, respectively	43,280	38,829
Additional paid-in capital	48,922,842	41,907,846
Common stock to be issued to related parties; 1,153,846 shares at December 31, 2017 and 2016	1,823,077	1,823,077
Accumulated deficit	(59,185,022)	(52,133,450)

Total stockholders’ deficit	(8,395,823)	(8,363,698)

Total liabilities and stockholders’ deficit	$795,659	$701,140

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016
		(As Restated)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development
Trade	1,551,182	4,765,477
Related party (includes Founders stock-based compensation of ($2,744,749) and $5,402,299 for the years ended December 31, 2017 and 2016, respectively)	(2,744,749)	6,837,299
General and administrative
Trade	3,820,159	5,552,545
Related party	-	3,256,957

Total operating expenses	2,626,592	20,412,278

Loss from operations	(2,626,592)	(20,412,278)

Other expenses
Loss on disposal of assets	-	(4,862)
Loss on debt extinguishment - related party	-	(2,842,580)
Interest expense, net - related party	(4,423,380)	(2,616,712)

Total other expenses	(4,423,380)	(5,464,154)

Loss before provision for income taxes	(7,049,972)	(25,876,432)

Provision for income taxes	1,600	2,243

Net loss	$(7,051,572)	$(25,878,675)

Weighted average shares outstanding - basic and diluted	38,932,795	37,630,592

Loss per share - basic and diluted	$(0.18)	$(0.69)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance at December 31, 2015 (As Restated)	32,211,956	$32,212	$20,201,567	$1,823,077	$(26,254,775)	$(4,197,919)

Fair value of vested stock options issued to employees and consultants	-	-	4,143,729	-	-	4,143,729

Fair value of vested stock options issued to related parties	-	-	5,402,299	-	-	5,402,299

Debt modification inducement – increased value of warrants			1,005,646	-		1,005,646

Beneficial conversion feature of notes recorded as debt discount	-	-	1,978,668	-	-	1,978,668

Warrants issued in connection with notes payable recorded as debt discount	-	-	1,103,800	-	-	1,103,800

Common shares issued to related party for collateral on note payable	2,531,646	2,532	-	-	-	2,532

Fair value of shares issued for services	8,760	8	23,922	-	-	24,000

Fair value of shares for services – related parties	1,303,614	1,304	2,730,653	-	-	2,731,957

Fair value of shares issued in settlement of bonus payable	61,981	63	135,202	-	-	135,265

Fair value of shares issued to related party for Sygnal license	700,000	700	1,434,300	-	-	1,435,000

Shares issued for cash (including 731,707 shares for $1,500,000 to a related party)	1,219,511	1,219	2,498,781	-	-	2,500,000

Shares issued to related party upon exercise of warrants	791,139	791	1,249,209	-	-	1,250,000

Net Loss	-	-	-	-	(25,878,675)	(25,878,675)

Balance at December 31, 2016 (As Restated)	38,828,607	38,829	41,907,846	1,823,077	(52,133,450)	(8,363,698)

Fair value of vested stock options issued to employees and consultants	-	-	2,160,722	-	-	2,160,722

Fair value of vested stock options issued to related parties	-	-	(2,744,749)	-	-	(2,744,749)

Beneficial conversion feature of notes recorded as debt discount	-	-	2,700,000	-	-	2,700,000

Issuance of common stock upon exercise of stock options	15,382	15	(15)	-	-	-

Shares issued to a related party for cash	233,333	233	699,767	-	-	700,000

Issuance of common stock upon conversion of related party debt and accrued interest	4,203,473	4,203	4,199,271	-	-	4,203,474

Net Loss	-	-	-	-	(7,051,572)	(7,051,572)

Balance at December 31, 2017	43,280,795	$43,280	$48,922,842	$1,823,077	$(59,185,022)	$(8,395,823)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016
		(As Restated)
Cash flows from operating activities
Net loss	$(7,051,572)	$(25,878,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96	700
Debt discount amortization	3,327,488	1,788,340
Debt issuance costs amortization	39,177	54,996
Stock-based compensation	2,160,722	4,143,729
Founders’ Stock-based compensation	(2,744,749)	5,402,299
Interest expense deducted from loan proceeds	-	1,889
Loss on disposal of assets	-	4,862
Loss on debt extinguishment	-	2,842,580
Shares issued for services	-	24,000
Shares issued for services- related party		2,721,957
Shares issued to related party for Sygnal license	-	1,435,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24,711)	5,475
Accounts payable and accrued expenses	763,453	73,336
Deferred compensation	200,000	41,667

Net cash used in operating activities	(3,330,096)	(7,327,845)

Cash flows from financing activities
Proceeds from the issuance of common stock	700,000	2,500,000
Proceeds from the exercise of warrants	-	1,250,000
Proceeds from issuance of notes payable	2,700,000	3,083,111

Net cash provided by financing activities	3,400,000	6,833,111

Net increase (decrease) in cash	69,904	(494,734)

Cash, beginning of year	620,375	1,115,109
Cash, end of year	$690,279	$620,375

Supplemental non-cash information
Interest paid - related party	$516,375	$751,306
Taxes paid	$1,600	$2,243
Supplemental non-cash investing and finance activities:
Related Party Debt and accrued interest converted into Common Shares	$4,203,474	$-
Fair value of warrants issued as debt discount	$-	$1,103,800
Beneficial conversion feature of notes payable	$2,700,000	$1,978,668
Shares issued in settlement of bonus payable	$-	$135,265
Fair value of shares issued as collateral	$-	$2,532

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2017 has generated a net loss of approximately $59 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1. Operating expenditures for the next twelve months are estimated at $7.2 million. The accompanying consolidated financial statements for the year ended December 31, 2017 have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $8,395,823 at December 31, 2017, and incurred a net loss of $7,051,572, and used net cash in operating activities of $3,330,096 during the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case or equity financing.

Pursuant to the October 2016 and February 2017 Note Purchase Agreements (Note 7), the Company may only use the proceeds from the issuance of the convertible notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes include activities of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the accrual for potential liabilities, the valuation of stock options and warrants issued for services, and deferred tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments are cash, accounts payable and notes payable. The recorded values of cash and accounts payable approximate their values based on their short-term nature. The fair value of convertible notes payable approximate their fair value since the current interest rates and terms on these obligations are the same as prevailing market rates.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the years ended December 31, 2017 and 2016.

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

Patents and Licenses

In March 2006, the Company entered into an exclusive license agreement (“Exclusive License Agreement”), with UCLA TDG for the worldwide application of the NELL-1 protein through a technology transfer. See Note 6 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of NELL-1, which was de minimis, and costs to file patent applications related to NELL-1.

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

Issuance Costs

Issuance costs represent costs incurred in connection with the issuance of convertible notes payable and private equity financings. Issuance costs related to the issuance of debt are recorded as a valuation discount and are being amortized over the term of the financing instrument using the effective interest method, while issuance costs from equity financings are netted against the gross proceeds received from the equity financings.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or the performance completion date.

In light of the very limited trading of our common stock, the fair value of the shares was determined based on the then most recent price per share at which we sold common stock to unrelated parties in a private placement during the periods then ended. Pursuant to ASU No. 2016-09 – Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures when they occur.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at December 31, 2017 and 2016.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of December 31, 2017 and 2016.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive in during the years ended December 31, 2017 and 2016, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Warrants	10,264,238	10,390,820
Stock options	8,397,216	12,656,067
Convertible promissory notes	5,696,203	6,896,203
	24,357,657	29,943,090

New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Restatement of Previously Issued Consolidated Financial Statements

The financial statements as of and for the year ended December 31, 2016 have been restated. The Company has identified and corrected errors related to certain non-cash transactions with consultants and the accounting for modifications to the terms of certain debt and warrant agreements.

Pursuant to a Letter Agreement effective October 2, 2015, each of Dr. Chia Soo, Dr. Eric Kang Ting and Dr. Ben Wu (collectively, the “Founders”) agreed to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 1,153,846 shares of the Company’s common stock. The previous presentation classified these instruments as liabilities. Further analysis of these freestanding equity-linked instruments determined that the contracts require settlement only in shares and therefore are equity instruments to be classified as stockholders’ equity consistent with ASC 815, Derivatives and Hedging. The restatement reclassified the fair value of these shares, $1,823,077, from liabilities to stockholders’ deficit.

Pursuant to a letter agreement dated February 10, 2016, the Company agreed to issue a total of 1,283,428 shares of common stock of the Company to AFH (a related party) in connection with the AFH/MTF Agreement under which AFH and its affiliated entities, individuals or assignees (“AFH Group”) were entitled to 10% of the outstanding shares of common stock of the Company (the “Share Adjustment”) after giving effect to certain events. The Share Adjustment was initially treated as claw-back shares issued to AFH Acquisition X, Inc. shareholders and recorded at no value. Upon analysis, the Company determined that the Share Adjustment represented services provided under the AFH/MTF Agreement and should be recorded at fair value. The restatement recorded the fair value of common shares issued for services for the Share Adjustment, $2,631,027, as a general and administrative expense.

The December 31, 2016 and 2015 balance sheets initially included amounts of $339,931 and $271,945, respectively capitalized as Prepaid expenses – related party related to the fair value of warrants issued to AFH Holding & Advisory, LLC (“AFH”), a shareholder, for services pursuant to a certain letter agreement dated May 4, 2014. The letter agreement did not require any specific further services by AFH. As such, the amount recorded as prepaid expenses – related party should have been expensed upon the issuance of the warrants. As such, an adjustment of $339,931 recorded as a prior period adjustment to Accumulated Deficit as of December 31, 2015 and $69,986 initially recorded to expense a portion of the prepaid during the year ended December 31, 2016 has been reversed.

On February 24, 2016, the terms of Hankey Capital’s October 2014 and May 2015 convertible notes were amended to extend the maturity date from 36 months to December 31, 2019 and to change the conversion price to the fixed rate of $1.58. The terms of the warrants issued with the notes were amended to extend the term from three (3) years to five (5) years. ASC 470-50-40-10 requires assessment to determine whether debt instruments exchanged are substantially different. Substantially different debt instruments are considered a debt extinguishment and issuance of a new instrument. The Company initially did not record any amount of this transaction. Upon further analysis, the Company determined that the extension of the convertible notes’ maturity dates and the warrants’ expiration dates resulted in a debt extinguishment for accounting purposes since the change in fair value of the warrants as a result of the extension of their expiration dates was more than 10% of the original value of the convertible notes. The restatement recorded a loss on extinguishment of debt of $2,842,580 of which $1,005,646 represented the increased fair value of the warrant modification, the write off of unamortized debt discount and debt issuance costs was $1,325,940 and $510,994, respectively. The loss on extinguishment was offset by a reduction in previously recognized amortization of $556,160.

The following table illustrates the impact of the correction to the previously issued consolidated balance sheet:

	As of December 31, 2016
	As previously reported	Adjustment	(As Restated)
Prepaid expenses – Related Party	$271,945	$(271,945)	$-

Notes payable, net	$6,282,248	$1,325,940
		$510,994
		$(556,160)	$7,563,022

Shares to be issued-Liability	$1,823,077	$(1,823,077)	$-

Shares to be issued-Equity	$-	$1,823,077	$1,823,077

Additional Paid-In-Capital	$38,271,173	$2,631,027
		$1,005,646	$41,907,846

Accumulated deficit	$(46,944,058)	$271,945
		$(2,631,027)
		$(2,842,580)
		$556,160	$(52,133,450)

The following table illustrates the impact of the correction on the previously issued consolidated statement of operations:

	Year Ended December 31, 2016
	As previously reported	Adjustment	(As Restated)
General and administrative	$6,246,461	$2,631,027
		$(67,986)	$8,809,502
Loss on debt extinguishment	$-	$2,842,580	$2,842,580
Interest expense. net	$3,172,872	$(556,160)	$2,616,712
Net loss	$(21,026,214)	$(4,849,461)	$(25,878,675)
Loss per share - basic and diluted	$(0.56)		$(0.69)

The following table illustrates the impact of the correction on the previously issued consolidated statement of stockholders’ deficit:

	As of December 31, 2016
	As previously reported	Adjustment	(As Restated)
Accumulated deficit as of December 31, 2015	$(25,914,844)	$(339,931)	$(26,254,775)
Shares to be issued-Equity	$-	$1,823,077	$1,823,077
Total stockholders’ deficit as of December 31, 2015	$(5,681,065)	$(1,483,146)	$(4,197,919)

There is no effect to net cash flows from operating or financing activities as a result of the correction on the previously issued consolidated statements. The following corrections were recorded to adjustments to reconcile net loss to net cash used in operating activities:

	Year Ended December 31, 2016
	As previously reported	Adjustment	(As Restated)
Net loss	$(21,026,214)	$(4,849,461)	$(25,878,675)
Amortization of prepaid expenses-related party	$67,896	$(67,986)	$-
Debt discount amortization	$2,098,665	$(310,325)	$1,788,340
Debt issuance costs amortization	$300,381	$(245,385)	$54,996
Loss on debt extinguishment	$-	$2,842,580	$2,842,580
Shares issued for services	$100,930	$2,665,027	$2,755,957
Prepaid expenses and other current assets	$29,475	$(24,000)	$5,475

4. Property and Equipment

Property and equipment consist of the following at:

	December 31, 2017	December 31, 2016
Furniture and equipment	$503	$503
Less accumulated depreciation	(357)	(261)
	$146	$242

Depreciation expense for the years ended December 31, 2017 and 2016 was $96 and $700, respectively. During the year ended December 31, 2016, we recorded a loss on disposal of assets of $4,862.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2017	December 31, 2016
Accrued interest	$-	$22,383
Accounts payable	216,903	226,516
Accrued bonus	456,000	-
Deferred Directors’ fees	47,225	11,250
	$720,128	$260,149

6. Commitments and Contingencies

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

As of December 31, 2017, none of the above milestones has been met.

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

Payments to UCLA TDG under the Restated License Agreement for the years ended December 31, 2017 and 2016 were $130,278 and $129,457, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

7. Notes Payable - Related Parties

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2017	December 31, 2016

(A) First Secured Convertible Note	10/24/14	12/31/19	8.5%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/19	8.5%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	2/23/19	8.5%	2,000,000	2,000,000

(C) Convertible Promissory Notes	10/14/16	12/31/17	8.5%	-	1,200,000
				9,000,000	10,200,000
Less: Current notes payable, net				-	1,200,000
Less: Debt discount				724,606	1,352,094
Less: Debt issuance costs				45,707	84,884
Net Notes payable				$8,229,687	$7,563,022

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital, LLC (“Hankey Capital”). The president of Hankey Capital is a non-independent board member. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company's Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. The Company also issued warrants to Hankey Capital for 5,854,431 shares of Common Stock at an exercise price per share of $1.58 that expire three years from the date of issuance. In connection with the Convertible Notes, the Company issued 8,860,760 common shares as collateral shares and paid commitment fees in the amount of 3.0% of the original principal amount of the loans ($210,000) to Hankey Capital and other aggregate offering costs of $594,550. The relative fair value of the 5,854,431 warrants issued to Hankey was determined to be $2,086,859 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.82% - 0.96%; dividend yield of 0%; volatility rate of 96.77% - 96.83%; and an expected life of three years (statutory term). As of October 24, 2014 and May 4, 2015, the effective conversion price was greater than the market price of shares of the Company's common stock; therefore, a beneficial conversion feature was not recognized. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was amortized as interest over the terms of the notes or in full upon the conversion of the notes.

The Convertible Notes are secured by 5,854,431collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “Collateral”). The number of shares in the Collateral shall be adjusted on a yearly basis. The Convertible Notes are further secured by collateral assignments of all the Company’s license agreements. The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral shares shall be returned return and cancelled. Hankey Capital will also return Collateral shares under the same terms in case of partial or full conversion of the Convertible Notes. The Notes and Warrants contain provisions limiting the exercise/conversion thereof.

On February 24, 2016, the First and Second Secured Convertible Notes were modified to extend the maturity date to December 31, 2019 and fix the conversion price at $1.58 and the warrants were amended to extend their expiration date by two years. The Company determined that the extension of the convertible notes’ maturity dates and the warrants’ expiration dates resulted in a debt extinguishment for accounting purposes since the change in fair value of the warrants as a result of the extension of their expiration dates was more than 10% of the original value of the convertible notes. As such, the Company recorded the notes at their aggregate fair value of $7,000,000. The Company recorded a loss on extinguishment of debt totaling $2,842,580 of which $1,005,646 represented the increased fair value of the warrants and $1,836,934 related to write off the remaining valuation discount on that date.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.58 per share and issued a warrant to Hankey Capital for 1,463,415 shares of Common Stock at an exercise price per share of $2.05. The Warrant will expire on February 23, 2021. The Note and Warrant contain provisions limiting the exercise/conversion thereof. The Convertible Note is secured by 1,463,415 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on February 24, 2016 the Company issued 2,531,646 common shares as collateral and paid a commitment fee in the amount of $40,000 (2% of the original principal amount of the Loan) and other offering costs totaling $77,532. The relative fair value of the 1,463,415 warrants issued to Hankey was determined to be $1,103,817 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 119%; and an expected life of five years (statutory term). As of February 24, 2017, the effective conversion price was less than the market price of shares of the Company's common stock. As such, the Company recognized a beneficial conversion feature of $778,651. The aggregate value of the warrants, beneficial conversion feature and offering costs of $2,000,000 was considered to be a debt discount upon issuance of the note and will be amortized as interest over the term of the note or in full upon the conversion of the note.

In connection with the Third Convertible Note with Hankey Capital, during 2016 Hankey Capital exercised warrants to purchase an aggregate of 791,139 shares resulting in gross proceeds to the Company of $1,250,000, and the parties agreed to extend the maturity date of the first two convertible secured notes to December 31, 2019 and fix the conversion rate at $1.58. The Company also agreed to extend the term of the warrants issued with the first two convertible notes to five years from issuance.

Convertible Promissory Notes

(C)	On October 14, 2016, pursuant to Note Purchase Agreements, the Company issued to each of MTF (Bruce Stroever, our Chairman of the Board, is the President and Chief Executive Officer of MTF) and Hankey Capital convertible promissory notes in the aggregate amount of $1,200,000 (each a “Convertible Note”). The Convertible Note matures on December 31, 2017 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% per annum until maturity. Prior to the Maturity Date, each of MTF and Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. In addition, if the Convertible Notes are not paid by the Maturity Date, they will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. Hankey Capital’s Convertible Note is secured by all of the Company’s assets. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Notes will be required to convert their Convertible Notes into the same securities issued in such financing at the same price per share. The Company has granted piggyback registration rights with respect to the Conversion Shares. As of October 14, 2016, the conversion price of the note was less than the market price of shares of the Company's common stock. As such, the Company recognized an aggregate beneficial conversion feature of $1,200,000 which was considered to be a debt discount upon issuance of the note and will be amortized as interest over the term of the note or in full upon the conversion of the note.

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

On January 23, 2017 the Company, MTF and Hankey Capital, executed an amendment (the “Amendment”) to the Convertible Notes. The Amendment extends the maturity date of each of the Convertible Notes to December 31, 2017 from December 31, 2016. By extending the maturity date, the date that the Convertible Notes automatically convert into shares of the Company’s Common Stock was also extended to December 31, 2017. The Amendment was effective retroactive to December 31, 2016. As the amendment only extended the maturity date, no further accounting was necessary.

Per the terms of the Convertible Notes, these loans and unpaid accrued interest in the aggegate amount of $1,325,800 converted into 1,325,800 shares of common stock on December 31, 2017.

On February 10, 2017 and August 18, 2017 pursuant to three note purchase agreements, the Company issued MTF and Hankey Capital convertible promissory notes in the aggregate amount of $2,700,000 (“Convertible Notes”). The Convertible Notes mature on December 31, 2017 (the “Maturity Date”) and bear interest at an annual rate of interest of 8.5% until maturity. Prior to the Maturity Date, each of MTF and Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. Also, if the Convertible Notes are not paid by the Maturity Date, they will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Notes will be required to convert their Convertible Notes into the same securities issued in such financing at the same price per share. The Convertible Notes are secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares. As of February 10, 2017 and August 18, 2017, the conversion prices of the notes was less than the market price of shares of the Company's common stock. As such, the Company recognized an aggregate beneficial conversion feature of $2,700,000 which was considered to be a debt discount upon issuance of the notes and will be amortized as interest over the terms of the notes or in full upon the conversion of the notes.

Per the terms of the Convertible Notes, these loans and unpaid accrued interest in the aggregate amount of $2,877,673 converted into 2,877,673 shares of common stock on December 31, 2017.

The total debt discount amortization related to our outstanding debt for the year ended December 31, 2017 and 2016, was $3,327,488 and $1,788,340, respectively. The unamortized debt discount at December 31, 2017 was $724,606. The discount is expected to be recognized over a period of 1.81 years. The unamortized debt discount at December 31, 2016 was $1,352,094. During 2016, $1,325,940 of debt discount was written off as a result of the debt extinguishment.

The total debt issuance amortization related to our outstanding debt for the year ended December 31, 2017 and 2016, was $39,177 and $54,996, respectively. The unamortized debt issuance costs at December 31, 2017 was $45,707. The cost is expected to be recognized over a period of 1.81 years. The unamortized debt issuance costs at December 31, 2016 was $84,884. During 2016, $510,994 of debt issuance costs were written off as a result of the debt extinguishment.

8. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2017 and 2016, the Company had an aggregate of 43,280,795 and 38,828,607 shares of common stock outstanding, respectively.

On August 18, 2017, the Company sold to MTF an aggregate of 233,333 shares of common stock of the Company at a price per share equal to $3.00 for total proceeds of $700,000.

On August 18, 2017, 15,382 shares of common stock of the Company were issued from the exercise of options on a net exercise basis.

In connection with the Secured Convertible Note to Hankey Capital issued on February 24, 2016, the Company issued 2,531,646 common shares as collateral. (See Note 7)

On June 24, 2016, the Company issued 700,000 shares of its restricted common stock valued at $1,435,000 in connection with the exercise of the Option for Sygnal. (See Note 11)

In March 2016, management was issued 61,981 shares of restricted common stock with a fair value of $135,265 in settlement of bonuses payable.

In connection with the Third Convertible Note with Hankey Capital, on February 24, 2016, Hankey Capital exercised warrants to purchase an aggregate of 791,139 shares of common stock for gross proceeds of $1,250,000. (See Note 7)

On February 22, 2016, the Company sold an aggregate of 1,219,511 shares of common stock of the Company at a price per share equal to $2.05, including 731,707 shares sold to MTF, for cash proceeds of $2,500,000.

Pursuant to a letter agreement dated February 10, 2016, the Company agreed to issue 1,260,255 shares valued at $2,583,523 to AFH in connection with a Share Adjustment. On June 1, 2016, the Company agreed (i) to issue to AFH 20,186 shares of common stock of the Company valued at $100,929 as an adjustment to the October 28, 2015 invoice and (ii) to issue 23,173 shares of common stock of the Company valued at $47,505 as an adjustment to the letter agreement dated February 10, 2016. (See Note 11)

During March and April 2016, the Company issued an aggregate of 8,760 shares of common stock of the Company for consulting services valued at $24,000.

Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2017 and 2016, is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of January 1, 2016	9,779,464	$1.43	2.81
Granted – 2016	1,463,415	2.05	5.00
Forfeited/Expired – 2016	(60,920)	0.17	-
Exercised – 2016	(791,139)	1.58	2.81
Outstanding as of December 31, 2016	10,390,820	$1.52	3.20
Granted – 2017	-	-	-
Forfeited/Expired – 2017	(126,582)	1.58
Exercised – 2017	-	-	-
Outstanding as of December 31, 2017	10,264,238	$1.52	2.23

As of December 31, 2017, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
2009	$0.44	118,383	March 16, 2019
2010	$0.44	254,997	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	699,671	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.58	3,164,558	October 23, 2019
February 2015	$1.58	699,037	February 14, 2018
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total warrants at December 31, 2017		10,264,238

No common stock warrants were exercised and 126,582 warrants expired during the year ended December 31, 2017. An aggregate of 791,139 common stock warrants were exercised during the year ended December 31, 2016 for cash proceeds of $1,250,000. No common stock warrants expired during the year ended December 31, 2016. The intrinsic value of the outstanding warrants on December 31, 2017 is $5,474,493.

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

A summary of stock option activity for the years ended December 31, 2017 and 2016, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2016	6,294,226	$1.59	10.00	-
Granted – 2016	6,361,841	1.66	9.95	-
Forfeited – 2016	-	-	-	-
Exercised – 2016	-	-	-	-
Outstanding as of December 31, 2016	12,656,067	$1.62	9.21	-
Granted – 2017	80,341	2.05	10.00	-
Forfeited – 2017	(4,270,639)	1.60	8.54	-
Exercised – 2017	(68,553)	2.05	8.25	-
Outstanding as of December 31, 2017	8,397,216	$1.64	7.55	$4,373,120

As of December 31, 2017, the Company had unexercised stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	200,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	802,716	December 27, 2025
January 2016	$1.59	1,275,786	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021
May 2016	$2.05	807,434	May 26, 2026
June 2016	$2.05	99,315	May 31, 2026
January 2017	$2.05	53,561	January 1, 2027

Total options at December 31, 2017		8,397,216

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There were 68,553 and -0- options exercised during either the years ended December 31, 2017 and 2016. During the year ended December 31, 2017 there were 4,125,306 options cancelled in conjunction with the termination of the Founders Professional Services Agreement (Note 11). 26,780 options were forfeited upon the resignation of one of our directors and 118,553 options expired per the terms of the options. Our policy is to account for forfeitures when they occur; therefore, these forfeitures are recorded as a reversal to expense. Forfeiture reversals for the years ended December 31, 2017 and 2016 were $2,744,749 and $-0-, respectively.

There were 80,341 and 6,361,841 options granted with a fair value of $150,000 and $10,557,274 during the years ended December 31, 2017 and 2016, respectively. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the years ended December 31, 2017 and 2016, the Company had stock-based compensation expense of $2,160,722 and $4,143,729, respectively, related to the vesting of stock options granted to the Company’s employees, directors, and consultants included in our reported net loss. During the year ended December 31, 2017, the Company recorded the recapture of previously recognized expense of $2,744,749 for the unvested portion of Founders’ stock options granted under the Professional Services Agreement during the year ended December 31, 2016 and that were forfeited during the year ended December 31, 2017 (See Note 11).

The Company utilized the Black-Scholes option pricing model. The assumptions used for the year ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Risk free interest rate	1.99%-2.306%	1.38% - 1.44%
Expected life (in years)	5.5-9.0	5.6-10.0
Expected Volatility	135.94%-153.79%	121.17%-123.88%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the years ended December 31, 2017 and 2016, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2016	5,156,710	$1.29
Granted in 2016	6,361,841	$1.93
Vested in year ended December 31, 2016	(1,913,491)	$1.31
Non-vested at January 1, 2017	9,605,060	$1.74
Granted in 2017	80,341	$1.87
Forfeited – 2017	(4,145,391)	$1.95
Vested in 2017	(2,886,971)	$1.67
Non-vested at December 31, 2017	2,653,039	$1.50
Exercisable at December 31, 2017	5,744,177	$1.44
Outstanding at December 31, 2017	8,397,216	$1.46

As of December 31, 2017, total unrecognized compensation cost related to unvested stock options was $1,535,643. The cost is expected to be recognized over a weighted average period of 0.45 years.

10. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2017	December 31, 2016

Current:
Federal	$-	$-
State	1,600	2,243

Total current	1,600	2,243

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$1,600	$2,243

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2017	December 31, 2016
		(As Restated)
Deferred tax assets
Net operating losses	$6,618,000	$10,954,000
Patents	-	79,000
Accrued expenses	651,000	48,000
R&D credits	456,000	391,000
Stock compensation	8,194,000	8,665,000

Total	15,919,000	20,137,000

Less: Valuation allowance	(15,919,000)	(20,137,000)

	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2017 and 2016 were approximately $25,096,000 and $22,045,000, respectively, and will begin to expire in 2019 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $20,468,000 at December 31, 2017. The net change in the valuation allowance for the year ended December 31, 2017 was $4,218,000.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. The Company has a full valuation allowance against its deferred tax assets and therefore no deferred tax expense has been recorded as a result of the reduced tax rate.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
		(As Restated)
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	3.8%	4.8%
Nondeductible permanent items	(0.2)%	(0.4)%
Deferred tax rate change	(5.7)%	(0.0)%
Research and development credit	0.8%	1.0%
Change in valuation allowance	(32.7)%	(39.4)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2017 and 2016. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

11. Related Party Transactions

Hankey Capital LLC (Hankey Capital)

Hankey Capital holds certain convertible notes of the Company as discussed in Note 7. The President of Hankey Capital is a non-independent board member and a significant shareholder.

AFH Holding & Advisory LLC (AFH)

Pursuant to a letter agreement dated February 10, 2016, the Company agreed to issue a total of 1,260,255 shares of common stock of the Company to AFH. The Letter Agreement was entered into in connection with the AFH/MTF Agreement under which AFH and its affiliated entities, individuals or assignees (“AFH Group”) were entitled to 10% of the outstanding shares of common stock of the Company (the “Share Adjustment”) after giving effect to an anticipated private placement of between $8,000,000 and $10,000,000 (the “PIPE”). In the Letter Agreement, the Company recognized that, at the time the AFH/MTF Agreement was entered into, it was not anticipated that certain events in addition to the PIPE would dilute directly or indirectly the interest of AFH Group as stockholders of the Company, including the Ninth Amendment to the UCLA License Agreement and the issuance of the Company’s Common Shares pursuant to the Professional Services Agreement with each of Dr. Chia Soo, Dr. Ben Wu, and Dr. Eric Ting discussed below. Accordingly, the Company agreed to issue the 1,260,255 shares in connection with the Share Adjustment. The fair value of the shares issued for services, $2,583,523, was recorded as general and administrative expense.

On April 7, 2016, the Company entered into a consulting agreement with AFH pursuant to which the Company engaged AFH for a term of three months to provide certain consulting services to the Company effective April 5, 2016. Under the consulting agreement, AFH received an up-front retainer of $100,000 and $33,333.33 per month for three months.

On June 1, 2016, the Company agreed (i) to issue to AFH 20,186 shares of common stock of the Company as an adjustment to an October 28, 2015 invoice and (ii) to issue 23,173 shares of common stock of the Company as an adjustment to the letter agreement dated February 10, 2016. The fair value of these shares issued for services, $148,434, was recorded as general and administrative expense.

In addition to the shares and warrants issued for services, AFH received cash totaling $-0- and $525,000 for services during the years ended December 31, 2017 and 2016, respectively.

Amir Heshmatpour is the controlling party of AFH, who collectively is a significant shareholder.

Musculoskeletal Transplant Foundation (MTF)

On February 22, 2016, the Company entered into a share purchase agreement with MTF, pursuant to which MTF purchased from the Company an aggregate of 731,707 shares of common stock of the Company at a price per share equal to $2.05 for total proceeds of $1,500,000.

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

On June 24, 2016, the Company exercised this option. As provided in the Option Agreement, the Company issued 700,000 shares of its restricted common stock valued at $2.05 per share in connection with the exercise of the Option. Additionally, within 30 days of exercising the Option, MTF will provide the Company with a written proposal of a Definitive Agreement that includes, inter alia, certain Critical Terms described in the Agreement and those other commercially reasonable terms as agreed upon by the parties. The parties will fully negotiate in good faith all of the terms of the Definitive Agreement and any ancillary agreements thereto consistent with the Critical Terms. The Company expensed the cost of this license, $1,435,000, as research and development during the year ended December 31, 2016.

On October 14, 2016, pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $600,000 (See Note 7).

On February 10, 2017, pursuant to a Note Purchase Agreement, the Company issued to MTF a convertible promissory note in the amount of $1,000,000 (See Note 7).

On August 18, 2017, the Company entered into a share purchase agreement with MTF, pursuant to which MTF purchased from the Company an aggregate of 233,333 shares of common stock of the Company at a price per share equal to $3.00 for total proceeds of $700,000.

Bruce Stroever, our Chairman of the Board, is the President and Chief Executive Officer of MTF.

Founders

The Company entered into a Letter Agreement effective October 2, 2015, with each of Dr. Chia Soo, Dr. Eric Kang Ting and Dr. Ben Wu (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agrees to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 1,153,846 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement) and are currently reported as Shares to be Issued.

Founders Professional Services Agreement

Effective January 8, 2016, the Company entered into separate Professional Services Agreements with each of the Founders. Pursuant to each of the Agreements, each Founder has agreed to provide certain services to the Company, including providing strategic advice and strategic introductions to the Company’s management team as well as specific services set forth on an Exhibit to each Agreement. The Agreements are substantially identical. In consideration for the services to be rendered under the applicable Agreement, each Founder is granted 10-year stock options (the “Options”) to purchase 1,800,364 shares of the Company’s common stock corresponding to 4% of the Company’s outstanding common stock, on a fully diluted basis, at an exercise price of $1.59 per share and had an aggregate fair value of $10,561,992 at the date of grant and will be accounted for as stock-based compensation to a non-employee (or consultant). The shares subject to the Options will vest 25% on each of the first, second and third anniversary of the effective date and 12.5% on each of the fourth and fifth anniversary of the effective date. The options fully vest on a change of control of the Company, if the Company terminates the Agreement without cause or the Founder terminates the Agreement with cause. During the year ended December 31, 2016, we recognized an expense of $5,402,299 related to these shares. Additionally, beginning January 1, 2017, the Company will pay each Founder an annual consulting fee of $200,000 in cash or, at the option of the Company, in shares of its common stock valued as provided in the Agreement.

On June 1, 2016, the Company agreed to issue to each Founder 10-year stock options to purchase 33,105 shares of the Company’s common stock at an exercise price of $2.05 per share with an aggregate fair value of $192,906 as an adjustment to the Professional Services Agreements with each of the Founders dated January 8, 2016.

On December 13, 2016, the Company provided written notice to each of the Founders that it was terminating the Agreements for cause, indicating that absent cure of the material breach of the Agreements, termination of the Agreements was to be effective on January 12, 2017. Despite lengthy discussions with the Founders, and multiple extensions of the termination date to accommodate such discussions, the Company was unable to resolve the outstanding issues under the Agreements, and the Company provided notice that the Agreements were terminated, effective April 8, 2017. Any stock options granted under the Agreements that were not vested on the date the Agreements terminated were forfeited on the date of termination. Our policy is to account for forfeitures when they occur; therefore, these forfeitures are recorded as a reversal to expense. Forfeiture reversals resulting from the termination of the Agreements related to the unvested portion of the stock options granted under the Agreements was $2,744,749 and is included in research and development expense during the year ended December 31, 2017.

Dr. Soo and Dr. Wu resigned as directors of the Company effective April 13, 2017, and Dr. Ting resigned as a member of the Company’s Scientific Advisory Board on April 13, 2017. Each of the Advisors were involved in the founding of the Company. Our licensing agreement with UCLA is independent of the Founders’ services and remains unchanged as a result of the Founders resignation.

12. Subsequent Events

In February 2018, 322,893 warrants were net exercised resulting in the issuance of 167,063 shares of common stock.

On March 26, 2018, the Company entered into a share purchase agreement pursuant to which an aggregate of 250,000 shares of common stock of the Company at a price per share equal to $2.00 for total proceeds of $500,000.

13. Quarterly information (unaudited)

As described in Note 3 to the Consolidated Financial Statements, we have restated our historical consolidated financial statements for the previously issued year ended December 31, 2016, consolidated financial statements for each of the quarters in the year ended December 31, 2016, and the first three quarters in the year ended December 31, 2017.

The following tables summarize the significant effects of the adjustments on general and administrative expense, interest expense, net, net income (loss), notes payable, net, additional paid-in-capital and accumulated deficit for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, September 30, 2016, June 30, 2016, and March 31, 2016.

	General and administrate expense
	September 30, 2017	June 30, 2017	March 30, 2017	September 30, 2016	June 30, 2016	March 30, 2016
As previously reported	$882,399	$1,118,900	$968,762	$383,982	$1,969,863	$1,882,026
Restatement adjustments:
Shares issued for consulting agreement	-	-	-	-	47,504	2,583,523
Reversal of Prepaid expenses - related party	-	-	-	-	-	(39,092)
As restated in this Annual Report on Form 10-K	$882,399	$1,118,900	$968,762	$1,383,982	$2,017,367	$4,426,457

	Interest expense, net
	September 30, 2017	June 30, 2017	March 30, 2017	September 30, 2016	June 30, 2016	March 30, 2016
As previously reported	$1,396,643	$1,108,742	$914,032	$513,846	$511,588	$411,209
Restatement adjustments:
Reversal of discount amortization	(151,680)	(151,680)	(151,680)	(151,680)	(151,680)	(101,120)
As restated in this Annual Report on Form 10-K	$1,244,963	$957,062	$762,352	$362,166	$359,908	$310,089

	Net income (loss)
	September 30, 2017	June 30, 2017	March 30, 2017	September 30, 2016	June 30, 2016	March 30, 2016
As previously reported	$(2,527,419)	$864,621	$(3,074,206)	$(4,372,271)	$(4,800,186)	$(6,977,898)
Restatement adjustments:
Shares issued for consulting agreement	-	-	-	-	(47,504)	(2,583,523)
Reversal of Prepaid	-	-	-	-	-	39,092
Loss on debt extinguishment	-	-	-	-	-	(2,842,580)
Reversal of discount amortization	151,680	151,680	151,680	151,680	151,680	101,120
As restated in this Annual Report on Form 10-K	$(2,375,739)	$1,016,301	$(2,922,526)	$(4,220,591)	$(4,696,010)	$(12,263,789)

	Notes payable, net
	September 30, 2017	June 30, 2017	March 30, 2017	September 30, 2016	June 30, 2016	March 30, 2016
As previously reported	$7,202,291	$6,883,941	$6,600,594	$5,963,902	$5,645,556	$5,327,210
Restatement adjustments:
Write off unamortized debt discount	1,325,940	1,325,940	1,325,940	1,325,940	1,325,940	1,325,940
Write off unamortized debt issuance costs	510,994	510,994	510,994	510,994	510,994	510,994
Reversal of discount amortization	(1,011,200)	(859,521)	(707,840)	(404,480)	(252,800)	(101,120)
As restated in this Annual Report on Form 10-K	$8,028,025	$7,861,354	$7,729,688	$7,396,356	$7,229,690	$7,063,024

	Additional paid-in-capital
	September 30, 2017	June 30, 2017	March 30, 2017	September 30, 2016	June 30, 2016	March 30, 2016
As previously reported	$40,737,523	$38,865,042	$41,709,190	$34,976,002	$32,338,448	$29,842,370
Restatement adjustments:
Shares issued for consulting agreement	2,631,027	2,631,027	2,631,027	2,631,027	2,631,027	2,583,523
Increase in fair value of warrant modification	1,005,646	1,005,646	1,005,646	1,005,647	1,005,647	1,005,647
As restated in this Annual Report on Form 10-K	$44,374,196	$42,501,715	$45,345,863	$38,612,676	$35,975,122	$33,431,540

	Accumulated deficit
	September 30, 2017	June 30, 2017	March 30, 2017	September 30, 2016	June 30, 2016	March 30, 2016
As previously reported	$(51,681,060)	$(49,153,642)	$(50,018,263)	$(42,065,200)	$(37,692,929)	$(32,892,744)
Restatement adjustments:
Shares issued for consulting agreement	(2,631,027)	(2,631,027)	(2,631,027)	(2,631,027)	(2,631,027)	(2,583,523)
Reversal of Prepaid	(271,945)	(271,945)	(271,945)	(300,839)	(300,839)	(300,839)
Loss on debt extinguishment	(2,842,580)	(2,842,580)	(2,842,580)	(2,842,580)	(2,842,580)	(2,842,580)
Reversal of discount amortization	1,011,200	859,521	707,840	404,480	252,800	101,120
As restated in this Annual Report on Form 10-K	$(56,415,412)	$(54,039,673)	$(55,055,975)	$(47,435,166)	$(43,214,575)	$(38,518,566)

The following quarterly financial statements reflect the impacts of the restatement adjustments for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, September 30, 2016, June 30, 2016, and March 31, 2016.

	Condensed Consolidated Balance Sheet September 30, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K
Assets

Current assets
Cash	$1,621,979	$-	$1,621,979
Prepaid expenses	46,406	-	46,406
Prepaid expenses - Related Party	271,945	(271,945)	-

Total current assets	1,940,330	(271,945)	1,668,385

Property and equipment, net	170	-	170

Total assets	$1,940,500	$(271,945)	$1,668,555

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$740,064	$-	$740,064
Current notes payable, net	2,887,876	-	2,887,876
Deferred compensation	191,667	-	191,667
Shares to be issued	1,823,077	(1,823,077)	-

Total current liabilities	5,642,684	(1,823,077)	3,819,607

Notes payable, net	7,202,291	825,734	8,028,025

Total liabilities	12,844,975	(997,343)	11,847,632

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized	-	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized	39,062	-	39,062
Additional paid-in capital	40,737,523	3,636,673	44,374,196
Common stock to be issued; 1,153,846 shares at September 30, 2017	-	1,823,077	1,823,077
Accumulated deficit	(51,681,060)	(4,734,352)	(56,415,412)

Total stockholders’ deficit	(10,904,475)	725,398	(10,179,077)

Total liabilities and stockholders’ deficit	$1,940,500	$(271,945)	$1,668,555

	Condensed Consolidated Statement of Operations Three Months Ended September 30, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	248,377	-	248,377
General and administrative	882,399	-	882,399

Total operating expenses	1,130,776	-	1,130,776

Loss from operations	(1,130,776)	-	(1,130,776)

Other expenses
Interest expense, net	(1,396,643)	151,680	(1,244,963)

Total other expenses	(1,396,643)	151,680	(1,244,963)

Loss before provision for income taxes	(2,527,419)	151,680	(2,375,739)

Provision for income taxes	-	-	-

Net Loss	$(2,527,419)	$151,680	$(2,375,739)

Loss per share – basic and diluted	$(0.06)	$0.00	$(0.06)

Weighted average shares outstanding – basic and diluted	38,888,082	38,888,082	38,888,082

	Condensed Consolidated Statement of Operations
	Nine Months Ended
	September 30, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	(1,654,074)	-	(1,654,074)
General and administrative	2,970,060	-	2,970,060

Total operating expenses	1,315,986	-	1,315,986

Loss from operations	(1,315,986)	-	(1,315,986)

Other expenses
Interest expense, net	(3,419,417)	455,040	(2,964,377)

Total other expenses	(3,419,417)	455,040	(2,964,377)

Loss before provision for income taxes	(4,735,403)	455,040	(4,280,363)

Provision for income taxes	1,600	-	1,600

Net loss	$(4,737,003)	$455,040	$(4,281,963)

Loss per share – basic and diluted	$(0.12)	$0.01	$(0.11)

Weighted average shares outstanding – basic and diluted	38,868,692	38,868,692	38,868,692

	Condensed Consolidated Statement of Cash Flows
	Nine Months Ended
	September 30, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Cash flows from operating activities
Net Loss	$(4,737,003)	$455,040	$(4,281,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	-	72
Debt discount amortization	2,412,398	(253,902)	2,158,496
Debt issuance costs amortization	230,521	(201,138)	29,383
Stock-based compensation	1,405,396	-	1,405,396
Options issued to consultants	(2,338,812)	-	(2,338,812)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,117	-	34,117
Accounts payable and accrued expenses	479,915	-	479,915
Deferred issuance costs	(35,000)	-	(35,000)
Deferred compensation	150,000	-	150,000

Net cash used in operating activities	(2,398,396)	-	(2,398,396)

Cash flows from financing activities
Proceeds from issuance of common stock	700,000	-	700,000
Proceeds from issuance of notes payable	2,700,000	-	2,700,000
Net cash provided by financing activities	3,400,000	-	3,400,000

Net increase in cash	1,001,604	-	1,001,604

Cash, beginning of period	620,375	-	620,375
Cash, end of period	$1,621,979	$-	$1,621,979

Supplemental non-cash information
Interest paid	$516,375	$-	$516,375
Taxes paid	$1,600	$-	$1,600

	Condensed Consolidated Balance Sheet
	June 30, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K
Assets

Current assets
Cash	$783,014	$-	$783,014
Prepaid expenses	85,181	-	85,181
Prepaid expenses - Related Party	271,945	(271,945)	-

Total current assets	1,140,140	(271,945)	868,195

Property and equipment, net	194	-	194

Total assets	$1,140,334	$(271,945)	$868,389

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$432,330	$-	$432,330
Current notes payable, net	2,109,090	-	2,109,090
Deferred compensation	141,667	-	141,667
Shares to be issued	1,823,077	(1,823,077)	-

Total current liabilities	4,506,164	(1,823,077)	2,683,087

Notes payable, net	6,883,941	977,413	7,861,354

Total liabilities	11,390,105	(845,664)	10,544,441

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized	-	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized	38,829	-	38,829
Additional paid-in capital	38,865,042	3,636,673	42,501,715
Common stock to be issued; 1,153,846 shares at June 30, 2017	-	1,823,077	1,823,077
Accumulated deficit	(49,153,642)	(4,886,031)	(54,039,673)

Total stockholders’ deficit	(10,249,771)	573,719	(9,676,052)

Total liabilities and stockholders’ deficit	$1,140,334	$(271,945)	$868,389

	Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	(3,093,863)	-	(3,093,863)
General and administrative	1,118,900	-	1,118,900

Total operating expenses	(1,974,963)	-	(1,974,963)

Loss from operations	1,974,963	-	1,974,963

Other expenses
Interest expense, net	(1,108,742)	151,680	(957,062)

Total other expenses	(1,108,742)	151,680	(957,062)

Income before provision for income taxes	866,221	151,680	1,017,901

Provision for income taxes	1,600	-	1,600

Net Income	$864,621	$151,680	$1,016,301

Net Income per share – basic	$0.02	$0.00	$0.03
Net Income per share – diluted	$0.02	$0.00	$0.02

Weighted average shares outstanding – basic	38,828,607	38,828,607	38,828,607
Weighted average shares outstanding – diluted	40,747,260	40,747,260	40,747,260

	Condensed Consolidated Statement of Operations
	Six Months Ended
	June 30, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	(1,902,450)	-	(1,902,450)
General and administrative	2,087,661	-	2,087,661

Total operating expenses	185,211	-	185,211

Loss from operations	(185,211)	-	(185,211)

Other expenses
Interest expense, net	(2,022,774)	303,361	(1,719,413)

Total other expenses	(2,022,774)	303,361	(1,719,413)

Loss before provision for income taxes	(2,207,985)	303,361	(1,904,624)

Provision for income taxes	1,600	-	1,600

Net loss	$(2,209,585)	$303,361	$(1,906,224)

Loss per share – basic and diluted	$(0.06)	$0.01	$(0.05)

Weighted average shares outstanding – basic and diluted	38,828,607	38,828,607	38,828,607

	Condensed Consolidated Statement of Cash Flows
	Six Months Ended
	June 30, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Cash flows from operating activities
Net Loss	$(2,209,585)	$303,361	$(1,906,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48	-	48
Debt discount amortization	1,392,103	(169,269)	1,222,834
Debt issuance costs amortization	153,680	(134,092)	19,588
Stock-based compensation	1,038,239	-	1,038,239
Options issued to consultants	(2,444,369)	-	(2,444,369)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,658)	-	(4,658)
Accounts payable and accrued expenses	172,181	-	172,181
Deferred issuance costs	(35,000)	-	(35,000)
Deferred compensation	100,000	-	100,000

Net cash used in operating activities	(1,837,361)	-	(1,837,361)

Cash flows from financing activities
Proceeds from issuance of notes payable	2,000,000	-	2,000,000
Net cash provided by financing activities	2,000,000	-	2,000,000

Net increase in cash	162,639	-	162,639

Cash, beginning of period	620,375	-	620,375
Cash, end of period	$783,014	$-	$783,014

Supplemental non-cash information
Interest paid	$436,192	$-	$436,192
Taxes paid	$1,600	$-	$1,600

	Condensed Consolidated Balance Sheet
	March 31, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K
Assets

Current assets
Cash	$1,612,336	$-	$1,612,336
Prepaid expenses	83,327	-	83,327
Prepaid expenses - Related Party	271,945	(271,945)	-

Total current assets	1,967,608	(271,945)	1,695,663

Property and equipment, net	218	-	218

Total assets	$1,967,826	$(271,945)	$1,695,881

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$159,096	$-	$159,096
Current notes payable, net	1,563,636	-	1,563,636
Deferred compensation	91,667	-	91,667
Shares to be issued	1,823,077	(1,823,077)	-

Total current liabilities	3,637,476	(1,823,077)	1,814,399

Notes payable, net	6,600,594	1,129,094	7,729,688

Total liabilities	10,238,070	(693,983)	9,544,087

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized	-	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized	38,829	-	38,829
Additional paid-in capital	41,709,190	3,636,673	45,345,863
Common stock to be issued; 1,153,846 shares at March 31, 2017	-	1,823,077	1,823,077
Accumulated deficit	(50,018,263)	(5,037,712)	(55,055,975)

Total stockholders’ deficit	(8,270,244)	422,038	(7,848,206)

Total liabilities and stockholders’ deficit	$1,967,826	$(271,945)	$1,695,881

	Condensed Consolidated Statement of Operations
	Three Months Ended
	March 31, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	1,191,412	-	1,191,412
General and administrative	968,762		968,762

Total operating expenses	2,160,174	-	2,160,174

Loss from operations	(2,160,174)	-	(2,160,174)

Other expenses
Interest expense, net	(914,032)	151,680	(762,352)

Total other expenses	(914,032)	151,680	(762,352)

Loss before provision for income taxes	(3,074,206)	151,680	(2,922,526)

Provision for income taxes	-	-	-

Net loss	$(3,074,206)	$151,680	$(2,922,526)

Loss per share – basic and diluted	$(0.08)	$0.00	$(0.08)

Weighted average shares outstanding – basic and diluted	38,828,607	38,828,607	38,828,607

	Condensed Consolidated Statement of Cash Flows
	Three Months Ended
	March 31, 2017
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Cash flows from operating activities
Net Loss	$(3,074,206)	$151,680	$(2,922,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	-	24
Debt discount amortization	605,142	(84,634)	520,508
Debt issuance costs amortization	76,840	(67,046)	9,794
Stock-based compensation	507,768		507,768
Options issued to consultants	930,250		930,250
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,804)		(2,804)
Accounts payable and accrued expenses	(101,053)		(101,053)
Deferred compensation	50,000	-	50,000

Net cash used in operating activities	(1,008,039)	-	(1,008,039)

Cash flows from financing activities
Proceeds from issuance of notes payable	2,000,000	-	2,000,000
Net cash provided by financing activities	2,000,000	-	2,000,000

Net increase in cash	991,961	-	991,961

Cash, beginning of period	620,375	-	620,375
Cash, end of period	$1,612,336	$-	$1,612,336

Supplemental non-cash information
Interest paid	$191,250	$-	$191,250
Taxes paid	$-	$-	$-

	Condensed Consolidated Balance Sheet
	September 30, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K
Assets

Current assets
Cash	$688,233	$-	$688,233
Prepaid expenses	82,879	-	82,879
Prepaid expenses - Related Party	300,838	(300,838)	-

Total current assets	1,071,950	(300,838)	771,112

Property and equipment, net	282	-	282

Total assets	$1,072,232	$(300,838)	$771,394

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$335,622	$-	$335,622
Shares to be issued	1,823,077	(1,823,077)	-

Total current liabilities	2,158,699	(1,823,077)	335,622

Notes payable, net	5,963,902	1,432,454	7,396,356

Total liabilities	8,122,601	(390,623)	7,731,978

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized	-	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized	38,829	-	38,829
Additional paid-in capital	34,976,002	3,636,674	38,612,676
Common stock to be issued; 1,153,846 shares at September 30, 2016	-	1,823,077	1,823,077
Accumulated deficit	(42,065,200)	(5,369,966)	(47,435,166)

Total stockholders’ deficit	(7,050,369)	89,785	(6,960,584)

Total liabilities and stockholders’ deficit	$1,072,232	$(300,838)	$771,394

	Condensed Consolidated Statement of Operations
	Three Months Ended
	September 30, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	2,473,433	-	2,473,433
General and administrative	1,383,982	-	1,383,982

Total operating expenses	3,857,415	-	3,857,415

Loss from operations	(3,857,415)	-	(3,857,415)

Interest expense, net	(513,846)	151,680	(362,166)

Total other expenses	(513,846)	151,680	(362,166)

Loss before provision for income taxes	(4,371,261)	151,680	(4,219,581)

Provision for income taxes	1,010	-	1,010

Net loss	$(4,372,271)	$151,680	$(4,220,591)

Loss per share – basic and diluted	$(0.11)	$0.00	$(0.11)

Weighted average shares outstanding – basic and diluted	38,828,607	38,828,607	38,828,607

	Condensed Consolidated Statement of Operations
	Nine Months Ended
	September 30, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	9,470,369	-	9,470,369
General and administrative	5,235,736	2,591,935	7,827,671

Total operating expenses	14,706,105	2,591,935	17,298,040

Loss from operations	(14,706,105)	(2,591,935)	(17,298,040)

Other expenses
Other expense	(4,862)	-	(4,862)
Loss on debt extinguishment	-	(2,842,580)	(2,842,580)
Interest expense, net	(1,436,643)	404,480	(1,032,163)

Total other expenses	(1,441,505)	(2,438,100)	(3,879,605)

Loss before provision for income taxes	(16,147,610)	(5,030,035)	(21,177,645)

Provision for income taxes	2,745	-	2,745

Net loss	$(16,150,355)	$(5,030,035)	$(21,180,390)

Loss per share – basic and diluted	$(0.43)	$(0.14)	$(0.57)

Weighted average shares outstanding – basic and diluted	37,228,340	37,228,340	37,228,340

	Condensed Consolidated Statement of Cash Flows
	Nine Months Ended
	September 30, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Cash flows from operating activities
Net Loss	$(16,150,355)	$(5,030,035)	$(21,180,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	660	-	660
Amortization of prepaid expenses – related party	39,093	(39,093)	-
Debt discount amortization	657,159	(225,689)	431,470
Debt issuance costs amortization	223,990	(178,790)	45,200
Stock-based compensation	2,938,825	-	2,938,825
Options issued to consultants	4,512,033	-	4,512,033
Shares issued for services	100,930	2,631,027	2,755,957
Interest expense deducted from loan proceeds	1,889	-	1,889
Loss on disposal of assets	4,862	-	4,862
Loss on debt extinguishment	-	2,842,580	2,842,580
Shares issued for Sygnal license	1,435,000	-	1,435,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,119	-	3,119
Accounts payable and accrued expenses	148,808	-	148,808

Net cash used in operating activities	(6,059,987)	-	(6,059,987)

Cash flows from financing activities
Proceeds from exercise of warrants	1,250,000	-	1,250,000
Proceeds from issuance of common stock	2,500,000	-	2,500,000
Proceeds from issuance of notes payable	1,883,111	-	1,883,111
Net cash provided by financing activities	5,633,111	-	5,633,111

Net decrease in cash	(426,876)	-	(426,876)

Cash, beginning of period	1,115,109	-	1,115,109
Cash, end of period	$688,233	$-	$688,233

Supplemental non-cash information
Interest paid	$555,805	$-	$555,805
Taxes paid	$2,745	$-	$2,745

	Condensed Consolidated Balance Sheet
	June 30, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K
Assets

Current assets
Cash	$2,194,325	$-	$2,194,325
Prepaid expenses	139,199	-	139,199
Prepaid expenses - Related Party	300,838	(300,838)	-

Total current assets	2,634,362	(300,838)	2,333,524

Property and equipment, net	322	-	322

Total assets	$2,634,684	$(300,838)	$2,333,846

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$481,703	$-	$481,703
Shares to be issued	1,823,077	(1,823,077)	-

Total current liabilities	2,304,780	(1,823,077)	481,703

Notes payable, net	5,645,556	1,584,134	7,229,690

Total liabilities	7,950,336	(238,943)	7,711,393

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized	-	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized	38,829	-	38,829
Additional paid-in capital	32,338,448	3,636,674	35,975,122
Common stock to be issued; 1,153,846 shares at June 30, 2016	-	1,823,077	1,823,077
Accumulated deficit	(37,692,929)	(5,521,646)	(43,214,575)

Total stockholders’ deficit	(5,315,652)	(61,895)	(5,377,547)

Total liabilities and stockholders’ deficit	$2,634,684	$(300,838)	$2,333,846

	Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	2,318,735	-	2,318,735
General and administrative	1,969,863	47,504	2,017,367

Total operating expenses	4,288,598	47,504	4,336,102

Loss from operations	(4,288,598)	(47,504)	(4,336,102)

Interest expense, net	(511,588)	151,680	(359,908)

Total other expenses	(511,588)	151,680	(359,908)

Loss before provision for income taxes	(4,800,186)	104,176	(4,696,010)

Provision for income taxes	-	-	-

Net loss	$(4,800,186)	$104,176	$(4,696,010)

Loss per share – basic and diluted	$(0.13)	$0.00	$(0.12)

Weighted average shares outstanding – basic and diluted	38,151,902	38,151,902	38,151,902

	Condensed Consolidated Statement of Operations
	Six Months Ended
	June 30, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	6,996,936	-	6,996,936
General and administrative	3,851,889	2,591,935	6,443,824

Total operating expenses	10,848,825	2,591,935	13,440,760

Loss from operations	(10,848,825)	(2,591,935)	(13,440,760)

Other expenses
Other expense	(4,862)	-	(4,862)
Loss on debt extinguishment	-	(2,842,580)	(2,842,580)
Interest expense, net	(922,797)	252,800	(669,997)

Total other expenses	(927,659)	(2,589,780)	(3,517,439)

Loss before provision for income taxes	(11,776,484)	(5,181,715)	(16,958,199)

Provision for income taxes	1,600	-	1,600

Net loss	$(11,778,084)	$(5,181,715)	$(16,959,799)

Loss per share – basic and diluted	$(0.32)	$(0.14)	$(0.47)
Weighted average shares outstanding – basic and diluted	36,419,414	36,419,414	36,419,414

	Condensed Consolidated Statement of Cash Flows
	Six Months Ended
	June 30, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Cash flows from operating activities
Net Loss	$(11,778,084)	$(5,181,715)	$(16,959,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	620	-	620
Amortization of prepaid expenses – related party	39,093	(39,093)	-
Debt discount amortization	415,653	(141,055)	274,598
Debt issuance costs amortization	147,151	(111,744)	35,407
Stock-based compensation	1,939,157	-	1,939,157
Options issued to consultants	2,874,147	-	2,874,147
Shares issued for services	100,930	2,631,027	2,731,957
Interest expense deducted from loan proceeds	1,889	-	1,889
Loss on disposal of assets	4,862	-	4,862
Loss on debt extinguishment	-	2,842,580	2,842,580
Shares issued for Sygnal license	1,435,000	-	1,435,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,203)	-	(29,203)
Accounts payable and accrued expenses	294,890	-	294,890

Net cash used in operating activities	(4,553,895)	-	(4,553,895)

Cash flows from financing activities
Proceeds from exercise of warrants	1,250,000	-	1,250,000
Proceeds from issuance of common stock	2,500,000	-	2,500,000
Proceeds from issuance of notes payable	1,883,111	-	1,883,111
Net cash provided by financing activities	5,633,111	-	5,633,111

Net increase in cash	1,079,216	-	1,079,216

Cash, beginning of period	1,115,109	-	1,115,109
Cash, end of period	$2,194,325	$-	$2,194,325

Supplemental non-cash information
Interest paid	$360,306	$-	$360,306
Taxes paid	$1,600	$-	$1,600

	Condensed Consolidated Balance Sheet
	March 31, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K
Assets

Current assets
Cash	$4,221,188	$-	$4,221,188
Prepaid expenses	99,622	-	99,622
Prepaid expenses - Related Party	300,838	(300,838)	-

Total current assets	4,621,648	(300,838)	4,320,810

Property and equipment, net	362	-	362

Total assets	$4,622,010	$(300,838)	$4,321,172

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$484,014	$-	$484,014
Shares to be issued	1,823,077	(1,823,077)	-

Total current liabilities	2,307,091	(1,823,077)	484,014

Notes payable, net	5,327,210	1,735,814	7,063,024

Total liabilities	7,634,301	(87,263)	7,547,038

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized	-	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized	38,083	-	38,083
Additional paid-in capital	29,842,370	3,589,170	33,431,540
Common stock to be issued; 1,153,846 shares at March 31, 2016	-	1,823,077	1,823,077
Accumulated deficit	(32,892,744)	(5,625,822)	(38,518,566)

Total stockholders’ deficit	(3,012,291)	(213,575)	(3,225,866)

Total liabilities and stockholders’ deficit	$4,622,010	$(300,838)	$4,321,172

	Condensed Consolidated Statement of Operations
	Three Months Ended
	March 31, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Revenues	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Operating expenses
Research and development	4,678,201	-	4,678,201
General and administrative	1,882,026	2,544,431	4,426,457

Total operating expenses	6,560,227	2,544,431	9,104,658

Loss from operations	(6,560,227)	(2,544,431)	(9,104,658)

Other expenses
Other expense	(4,862)	-	(4,862)
Loss on debt extinguishment	-	(2,842,580)	(2,842,580)
Interest expense, net	(411,209)	101,120	(310,089)

Total other expenses	(416,071)	(2,741,460)	(3,157,531)

Loss before provision for income taxes	(6,976,298)	(5,285,891)	(12,262,189)

Provision for income taxes	1,600	-	1,600

Net loss	$(6,977,898)	$(5,285,891)	$(12,263,789)

Loss per share – basic and diluted	$(0.20)	$(0.15)	$(0.35)

Weighted average shares outstanding – basic and diluted	34,686,926	34,686,926	34,686,926

	Condensed Consolidated Statement of Cash Flows
	Three Months Ended
	March 31, 2016
	(unaudited)
	As previously Reported	Restatement adjustments	As restated in this Annual Report on Form 10-K

Cash flows from operating activities
Net Loss	$(6,977,898)	$(5,285,891)	$(12,263,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	580	-	580
Amortization of prepaid expenses – related party	39,093	(39,093)	-
Debt discount amortization	174,147	(56,421)	117,726
Debt issuance costs amortization	70,311	(44,698)	25,613
Stock-based compensation	924,586		924,586
Options issued to consultants	2,939,823		2,939,823
Shares issued for services	-	2,583,523	2,583,523
Interest expense deducted from loan proceeds	1,889	-	1,889
Loss on disposal of assets	4,862	-	4,862
Loss on debt extinguishment	-	2,842,580	2,842,580
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,625)		(1,625)
Accounts payable and accrued expenses	297,200	-	297,200

Net cash used in operating activities	(2,527,032)	-	(2,527,032)

Cash flows from financing activities
Proceeds from exercise of warrants	1,250,000	-	1,250,000
Proceeds from issuance of common stock	2,500,000	-	2,500,000
Proceeds from issuance of notes payable	1,883,111	-	1,883,111
Net cash provided by financing activities	5,633,111	-	5,633,111

Net increase in cash	3,106,079	-	3,106,079

Cash, beginning of period	1,115,109	-	1,115,109
Cash, end of period	$4,221,188	$-	$4,221,188

Supplemental non-cash information
Interest paid	$166,931	$-	$166,931
Taxes paid	$1,600	$-	$1,600

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(i)	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(ii)	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1(ii) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.1	Bone Biologics Corporation September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.2	Bone Biologics Corporation June 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.3	Bone Biologics Corporation April 2013 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.3 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.4	Amendment to Bone Biologics Corporation April 2013 Warrant issued to MTF, June 2013 Warrant issued to Orthofix and September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.5	Bone Biologics Corporation March 2009 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.6 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.6	Bone Biologics Corporation Warrant issued to T.O. Medical Development Inc. (incorporated herein by reference to Exhibit 4.7 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.7	Bone Biologics Corporation Warrant issued to Chia Soo (incorporated herein by reference to Exhibit 4.8 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.8	Bone Biologics Corporation Warrant issued to Aragen Bioscience, Inc. (incorporated herein by reference to Exhibit 4.9 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.9	Bone Biologics Corporation Warrant issued to Alquest, Inc. (incorporated herein by reference to Exhibit 4.10 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.10	Bone Biologics Corporation October 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.11 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.11	Bone Biologics Corporation June 2014 Warrant issued to MTF, as thereafter assigned to Orthofix (incorporated herein by reference to Exhibit 4.12 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

57

10.10	Chief Executive Officer Employment agreement, dated June 8, 2015 by and between Bone Biologics Corporation and Stephen R. LaNeve (incorporated herein by reference to Exhibit 10.1 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)+

10.11	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.1 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)+

10.12	AFH Revised Milestone Side Letter Agreement, dated August 12, 2015, by and between AFH Holding & Advisory, LLC and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.3 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.13	Musculoskeletal Transplant Foundation Revised Milestone Side Letter Agreement, dated August 11, 2015, by and between Musculoskeletal Transplant Foundation and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.14	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.15	Chief Financial Officer full time Employment agreement, dated November 9, 2015, by and between Bone Biologics Corporation and Deina H. Walsh (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 13, 2015)+

10.16	Independent Contractor Agreement, dated November 13, 2015, by and between the Company and Consultant (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 16, 2015)

10.17	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.18	Amendment to Director Offer Letter by and between The Musculoskeletal Transplant Foundation and Bone Biologics Corporation and MTF Option Grant Package (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.19	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.20	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.21	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.22	Form of Professional Services Agreement (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 11, 2016)

10.23	AFH Letter of Intent dated May 6, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

58

10.24	AFH Letter Agreement dated February 10, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.25	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.26	Stock Purchase Agreement with Orthofix, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.27	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.28	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.29	Bone Biologics Corporation Warrant issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.30	Registration Rights Agreement between the Company and Hankey Capital dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.31	Separation Agreement, dated as of February 29, 2016, effective March 14, 2016 between the Company and William Jay Treat (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed March 15, 2016)

10.32	Consulting Agreement dated as of April 6, 2006 between the Company and AFH (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on April 8, 2016)

10.33	Amendment to Convertible Notes with The Musculoskeletal Transplant Foundation and Hankey Capital, LLC dated as of January 23, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 24, 2017)

10.34	Note Purchase Agreement with The Musculoskeletal Transplant Foundation and Hankey Capital, LLC dated as of February 6, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 13, 2017)

10.35	Bone Biologics Corporation Convertible Note issued to Hankey Capital on February 10, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 13, 2017)

10.36	Bone Biologics Corporation Convertible Note issued to MTF on February 10, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 13, 2017)

10.37	Bone Biologics Corporation Convertible Note issued to Hankey Capital on August 18, 2017 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.38	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of August 18, 2017 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

59

10.39	Amended and Restated Exclusive License Agreement, dated as of August 18, 2017, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.40	Subscription Agreement dated as of March 26, 2018 with Orthofix Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed March 29, 2018)

14.1	Code of Ethics

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Weinberg & Company #

24.1	Power of Attorney (included on signature page of this Form 10-K)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2017.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2017.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

60