Form 10-Q
period 2018-03-31
Bone Biologics Corp
filed 2018-05-15
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

[  ] Yes [X] No

As of May 1, 2018, there were 43,929,330 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets

Current assets
Cash	$371,404	$690,279
Prepaid expenses	98,969	105,234

Total current assets	470,373	795,513

Property and equipment, net	122	146

Total assets	$470,495	$795,659

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$316,752	$720,128
Deferred compensation	291,667	241,667

Total current liabilities	608,419	961,795

Note payable – related party, net of debt discount of $603,646 and $770,313, respectively	8,396,354	8,229,687

Total liabilities	9,004,773	9,191,482

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 43,929,330 and 43,280,795 shares issued and outstanding at March 31, 2018 and December 31, 2017	43,928	43,280
Additional paid-in capital	50,238,380	48,922,842
Common stock to be issued to related parties; 1,153,846 shares at March 31, 2018 and December 31, 2017	1,823,077	1,823,077
Accumulated deficit	(60,639,663)	(59,185,022)

Total stockholders’ deficit	(8,534,278)	(8,395,823)

Total liabilities and stockholders’ deficit	$470,495	$795,659

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development
Trade	401,863	406,887
Related party (includes Founders stock-based compensation of -0- and $784,525 for the three months ended March 31, 2018 and 2017, respectively)	-	784,525
General and administrative	694,861	968,762

Total operating expenses	1,096,724	2,160,174

Loss from operations	(1,096,724)	(2,160,174)

Other expenses
Interest expense, net – related party	(357,917)	(762,352)

Net Loss	$(1,454,641)	$(2,922,526)

Weighted average shares outstanding – basic and diluted	43,470,026	38,828,607

Net Loss per share – basic and diluted	$(0.03)	$(0.08)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance at December 31, 2017	43,280,795	$43,280	$48,922,842	$1,823,077	$(59,185,022)	$(8,395,823)

Fair value of vested stock options issued to employees	-	-	367,686	-	-	367,686

Shares issued for cash	250,000	250	492,250	-	-	492,500

Fair value of shares issued in settlement of bonus Payable	231,472	231	455,769	-	-	456,000

Shares issued to related party upon net settlement of warrants	167,063	167	(167)	-	-	-

Net Loss	-	-	-	-	(1,454,641)	(1,454,641)

Balance at March 31, 2018	43,929,330	$43,928	$50,238,380	$1,823,077	$(60,639,663)	$(8,534,278)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,454,641)	$(2,922,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	24
Debt discount amortization	156,873	520,508
Debt issuance costs amortization	9,794	9,794
Stock-based compensation	195,795	507,768
Options issued to consultants	171,891	930,250
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,235)	(2,804)
Accounts payable and accrued expenses	52,624	(101,053)
Deferred compensation	50,000	50,000

Net cash used in operating activities	(818,875)	(1,008,039)

Cash flows from financing activities
Proceeds from issuance of common stock	500,000	-
Proceeds from issuance of notes payable	-	2,000,000
Net cash provided by financing activities	500,000	2,000,000

Net increase (decrease) in cash	(318,875)	991,961

Cash, beginning of period	690,279	620,375
Cash, end of period	$371,404	$1,612,336

Supplemental non-cash information
Interest paid	$191,250	$191,250
Taxes paid	$-	$-
Supplemental non-cash investing and finance activities:
Beneficial conversion feature of notes payable	$-	$2,000,000
Prepaid offering costs netted against proceeds from issuance of common stock	$7,500	$-
Shares issued in settlement of bonus payable	$456,000	$-

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to March 31, 2018 has generated a net loss of approximately $60.6 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $7.2 million. The accompanying condensed consolidated financial statements for the period ended March 31, 2018 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $8,534,278 at March 31, 2018, and incurred a net loss of $1,454,641, and used net cash in operating activities of $818,875 during the three-month period ended March 31, 2018. The Company closed on $500,000 of equity financing in March 2018. As of March 31, 2018, the Company had a working capital deficit of $137,924 and cash of $371,429. As of May 1, 2018, the Company had cash of $191,771. On May 1, 2018, Hankey Capital agreed to extend the May 1st interest payment on their outstanding notes to be payable upon the earlier of (i) a receipt of equity capital, in an amount not less than the interest payment or (ii) June 1, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Pursuant to our October 2016 and February 2017 Note Purchase Agreements (“Convertible Notes”), which per the terms of the Convertible Notes were converted into shares of common stock on December 31, 2017, the Company may only use the proceeds from the issuance of the Convertible Notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018 (the “2017 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 and notes thereto included in the 2017 Annual Report.

As disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, certain amounts previously reported in the Form 10-Q for the period ended March 31, 2017 have been restated to correct for certain accounting errors.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2018 or for any other period.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – based Payments to Non-Employees . Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or the performance completion date.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive in during the periods ended March 31, 2018 and 2017, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2018 and 2017:

	March 31,
	2018	2017
Warrants	9,242,308	10,390,820
Stock options	8,449,434	12,736,408
Convertible promissory notes	5,696,203	8,896,203
	23,387,945	32,023,431

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$262,027	$216,903
Accrued bonus	-	456,000
Deferred Directors’ fees	54,725	47,225
	$316,752	$720,128

4. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

5. Notes Payable - Related Parties

Note Type	Issue Date	Maturity Date	Interest Rate	March 31, 2018	December 31, 2017

(A) First Secured Convertible Note	10/24/14	12/31/19	8.75%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/19	8.75%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	2/23/19	8.75%	2,000,000	2,000,000
				9,000,000	9,000,000
Less: Debt discount				567,733	724,606
Less: Debt issuance costs				35,913	45,707
Net Notes payable				$8,396,354	$8,229,687

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital, LLC (“Hankey Capital”). The president of Hankey Capital is a non-independent board member. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $1.58 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. The Company also issued warrants to Hankey Capital for 5,854,431 shares of Common Stock at an exercise price per share of $1.58 that expire three years from the date of issuance. In connection with the Convertible Notes, the Company issued 8,860,760 common shares as collateral shares and paid commitment fees in the amount of 3.0% of the original principal amount of the loans ($210,000) to Hankey Capital and other aggregate offering costs of $594,550. The relative fair value of the 5,854,431 warrants issued to Hankey was determined to be $2,086,859 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.82% - 0.96%; dividend yield of 0%; volatility rate of 96.77% - 96.83%; and an expected life of three years (statutory term). As of October 24, 2014 and May 4, 2015, the effective conversion price was greater than the market price of shares of the Company’s common stock; therefore, a beneficial conversion feature was not recognized. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was amortized as interest over the terms of the notes or in full upon the conversion of the notes.

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

Third Secured Convertible Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.58 per share and issued a warrant to Hankey Capital for 1,463,415 shares of Common Stock at an exercise price per share of $2.05. The Warrant will expire on February 23, 2021. The Note and Warrant contain provisions limiting the exercise/conversion thereof. The Convertible Note is secured by 1,463,415 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on February 24, 2016 the Company issued 2,531,646 common shares as collateral and paid a commitment fee in the amount of $40,000 (2% of the original principal amount of the Loan) and other offering costs totaling $77,532. The relative fair value of the 1,463,415 warrants issued to Hankey was determined to be $1,103,817 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 119%; and an expected life of five years (statutory term). As of February 24, 2017, the effective conversion price was less than the market price of shares of the Company’s common stock. As such, the Company recognized a beneficial conversion feature of $778,651. The aggregate value of the warrants, beneficial conversion feature and offering costs of $2,000,000 was considered to be a debt discount upon issuance of the note and will be amortized as interest over the term of the note or in full upon the conversion of the note.

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

The total debt discount amortization related to our outstanding debt for the periods ended March 31, 2018 and 2017, was $156,873 and $520,508, respectively. The unamortized debt discount at March 31, 2018 was $567,733. The discount is expected to be recognized over a period of 1.56 years. The unamortized debt discount at December 31, 2017 was $724,606.

The total debt issuance amortization related to our outstanding debt for the periods ended March 31, 2018 and 2017, was $9,794 and $9,794, respectively. The unamortized debt issuance costs at March 31, 2018 was $35,913. The cost is expected to be recognized over a period of 1.56 years. The unamortized debt issuance costs at December 31, 2017 was $45,707.

6. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2018 and December 31, 2017, the Company had an aggregate of 43,929,330 and 43,280,795 shares of common stock outstanding, respectively.

In February 2018, 322,893 warrants were net exercised resulting in the issuance of 167,063 shares of common stock.

In February 2018, management was issued 231,472 shares of restricted common stock with a fair value of $456,000 in settlement of bonuses payable.

On March 26, 2018, the Company entered into a share purchase agreement pursuant to which an aggregate of 250,000 shares of common stock of the Company at a price per share equal to $2.00 for total proceeds of $500,000.

Common Stock Warrants

A summary of warrant activity for the period ended March 31, 2018 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2017	10,264,238	$1.52	2.23
Granted – 2018	-	-	-
Forfeited/Expired – 2018	(699,037)	-	-
Exercised – 2018	(322,893)	0.95	3.33
Outstanding as of March 31, 2018	9,242,308	$1.53	2.10

As of March 31, 2018, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
2009	$0.44	118,383	March 16, 2019
2010	$0.44	226,588	February 4, 2020
April 2013	$1.00	50,000	April 28, 2020
September 2013	$1.00	50,000	September 4, 2020
September 2013	$1.00	25,000	September 20, 2020
November 2013	$1.00	75,000	November 14, 2020
July 2014	$1.50	166,667	May 30, 2018
July 2014	$1.50	166,667	September 30, 2018
July 2014	$1.00	500,000	September 30, 2018
July 2014	$1.00	46,667	July 2, 2018
July 2014	$0.00	12,625	July 10, 2018
September 2014	$1.62	625,000	August 31, 2021
September 2014	$1.00	405,187	September 18, 2021
September 2014	$1.00	89,588	September 29, 2021
October 2014	$1.58	3,164,558	October 23, 2019
May 2015	$1.58	1,898,734	May 4, 2020
October 2015	$1.58	158,229	October 27, 2018
February 2016	$2.05	1,463,415	February 23, 2021

Total outstanding warrants at March 31, 2018		9,242,308

An aggregate of 322,893 common stock warrants were exercised on a non-cash basis and 699,037 warrants expired during the period ended March 31, 2018. The intrinsic value of the outstanding warrants on March 31, 2018 is $4,402,055.

7. Stock-based Compensation

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

A summary of stock option activity for the period ended March 31, 2018, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2017	8,397,216	$1.64	7.55	$4,373,120
Granted – 2018	52,218	1.97	10.00	-
Forfeited – 2018	-	-	-	-
Exercised – 2018	-	-	-	-
Outstanding as of March 31, 2018	8,449,434	$1.64	7.32	$4,718,367

As of March 31, 2018, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$1.59	583,059	December 27, 2025
November 2014	$1.59	174,918	December 27, 2025
August 2015	$1.59	3,121,787	December 27, 2025
September 2015	$1.59	200,000	December 27, 2025
November 2015	$1.59	1,224,640	December 27, 2025
December 2015	$1.59	802,716	December 27, 2025
January 2016	$1.59	1,275,786	January 9, 2026
March 2016	$2.05	54,000	February 24, 2021
May 2016	$2.05	807,434	May 26, 2026
June 2016	$2.05	99,315	May 31, 2026
January 2017	$2.05	53,561	January 1, 2027
January 2018	$1.97	52,218	January 1, 2028

Total outstanding options at March 31, 2018		8,449,434

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value ( i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised or cancelled during the period ended March 31, 2018.

There were 52,218 options granted with a fair value of $100,000 during the period ended March 31, 2018. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these condensed consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the periods ended March 31, 2018 and 2017, the Company had stock-based compensation expense of $367,686 and $1,438,018, respectively, related to the vesting of stock options granted to the Company’s employees, directors, and consultants included in our reported net loss.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the periods ended March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017
Risk free interest rate	2.302%-2.659%	1.99%-2.306%
Expected life (in years)	6.24-7.75	5.5-9.0
Expected Volatility	169.33%-179.79%	135.94%-142.69%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the period ended March 31, 2018, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2018	2,653,039	$1.46
Granted in 2018	52,218	$1.92
Forfeited – 2018	-	$-
Vested in 2018	(26,444)	$1.89
Non-vested at March 31, 2018	2,678,813	$1.51
Exercisable at March 31, 2018	5,770,621	$1.44
Outstanding at March 31, 2018	8,449,434	$1.46

As of March 31, 2018, total unrecognized compensation cost related to unvested stock options was $1,288,772. The cost is expected to be recognized over a weighted average period of 1.19 years.

8. Related Party Transactions

Hankey Capital LLC (Hankey Capital)

Hankey Capital holds certain convertible notes of the Company as discussed in Note 5. The President of Hankey Capital is a non-independent board member and a significant shareholder.

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

9. Subsequent Events

On May 1, 2018, Hankey Capital agreed to extend the May 1st interest payment on their outstanding notes to be payable upon the earlier of (i) a receipt of equity capital, in an amount not less than the interest payment or (ii) June 1, 2018.

On May 14, 2018, pursuant to a Note Purchase Agreement, the Company issued to Hankey Capital a secured promissory note in the amount of $600,000 (the “Note”). The Note matures on December 31, 2018 and bears interest at an annual rate of interest of 8.5% per annum until maturity. Upon the closing of a convertible note offering which results in gross proceeds to the Company in the aggregate amount of at least two million dollars ($2,000,000) (inclusive of the amounts under this Note) (a “Qualified Note Financing”), the outstanding Principal Amount of this Note together with any accrued but unpaid interest shall be converted into the Convertible Notes being issued and sold in the Qualified Note Financing. The obligations under the Note are secured by a first priority security interest on all of the assets of the Company.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2017 and 2016 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2017, with the SEC on April 2, 2018. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2017, such payment to equal the greater of:

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

Three Months ended March 31, 2018 compared to the Three Months ended March 31, 2017

	Three Months ended March 31, 2018	Three Months ended March 31, 2017	% Change
Operating expenses
Research and development
Trade	$401,863	$406,887	(1.23)%
Related party	-	784,525	(100.00)%
General and administrative	694,861	968,762	(28.27)%

Total operating expenses	1,096,724	2,160,174	(49.23)%

Net Loss from operations	(1,096,724)	(2,160,174)	(49.23)%

Interest expense, net	(357,917)	(762,352)	53.05%

Net Loss	$(1,454,641)	$(2,922,526)	(50.23)%

Research and Development

Our research and development related party expenses decreased from $784,525 during the three months ended March 31, 2017 to $-0- during the three months ended March 31, 2018. The $784,525 decrease was due to the options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our trade research and development remained consistent between March 31, 2018 and 2017. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $968,762 during the three months ended March 31, 2017 to $694,861 during the three months ended March 31, 2018. The $273,901 decrease was primarily due to a decrease in the required amortization of the fair value of management options.

Interest Expense

Our net interest expense decreased from $762,352 for the three months ended March 31, 2017 to $357,917 during the three months ended March 31, 2018. The decrease in interest of $404,435 resulted from the conversion of $3,900,000 of notes at December 31, 2017.

Liquidity and Capital Resources

We have no significant operating history and, from our inception to March 31, 2018, we have generated a net loss of approximately $60.6 million. The financial statements for the three months ended March 31, 2018 and 2017 were prepared assuming we will continue as a going concern. Operating expenditures for the next twelve months are estimated at $7.2 million. The Company has no required principal payment for the next 12 months and monthly interest payments of approximately $65,875.

The accompanying condensed consolidated financial statements for the period ended March 31, 2018 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $8,534,278 at March 31, 2018, and incurred a net loss of $1,454,641, and used net cash in operating activities of $818,875 during the three-month period ended March 31, 2018. The Company closed on $500,000 of equity financing in March 2018. As of March 31, 2018, the Company had a working capital deficit of $137,924 and cash of $371,429. As of May 1, 2018, the Company had cash of $191,771. On May 1, 2018, Hankey Capital agreed to extend the May 1st interest payment on their outstanding notes to be payable upon the earlier of (i) a receipt of equity capital, in an amount not less than the interest payment or (ii) June 1, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

As of March 31, 2018 and December 31, 2017, we had cash of $371,404 and $690,279, respectively.

Cash Flows

Operating activities

During the three months ended March 31, 2018 and 2017, cash used in operating activities was $818,875 and $1,008,039 respectively. Cash expenditures the three months ended March 31, 2018 decreased primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”) and management’s cash conservation efforts including a 20% deferral of wages and the Board’s 50% deferral of cash compensation.

Financing activities

During the three months ended March 31, 2018, cash provided by financing activities of $500,000 resulted from the March 2018 issuance of common stock. Cash provided during the three months ended March 31, 2017, of $2,000,000 resulted from the February 2017 convertible notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2018. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Controls

Management has been actively engaged in developing remediation plans to address the material weakness disclosed on our Form 10K for the year ended December 31, 2017. The remediation efforts in process or expected to be implemented include the implementation of procedures requiring a third-party review of all non-routine transactions.

We believe that the controls that we are implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2018.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2018.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 14, 2018	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

