Form 10-Q
period 2018-06-30
Bone Biologics Corp
filed 2018-08-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

[  ] Yes [X] No

As of August 2, 2018, there were 8,323,799 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets

Current assets
Cash	$304,564	$690,279
Prepaid expenses	73,082	105,234

Total current assets	377,646	795,513

Property and equipment, net	98	146

Total assets	$377,744	$795,659

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$328,850	$720,128
Note payable – related party	600,000	-
Deferred compensation	341,667	241,667

Total current liabilities	1,270,517	961,795

Note payable – related party, net of debt discount of $436,979 and $770,313, respectively	8,563,021	8,229,687

Total liabilities	9,833,538	9,191,482

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 4,453,740 and 4,328,080 shares issued and outstanding at June 30, 2018 and December 31, 2017	4,454	4,328
Additional paid-in capital	50,619,663	48,961,794
Common stock to be issued to related parties; 115,384 shares at June 30, 2018 and December 31, 2017	1,823,077	1,823,077
Accumulated deficit	(61,902,988)	(59,185,022)

Total stockholders’ deficit	(9,455,794)	(8,395,823)

Total liabilities and stockholders’ deficit	$377,744	$795,659

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development
Trade	192,446	423,929	604,309	826,079
Related party (includes Founders stock-based compensation of -0- and $(3,539,274) for the three months and -0- and $(2,744,749) for the six months ended June 30, 2018 and 2017, respectively)	-	(3,529,274)	-	(2,744,749)
General and administrative	667,704	1,130,382	1,352,564	2,103,881

Total operating expenses	860,150	(1,974,963)	1,956,873	185,211

Income (Loss) from operations	(860,150)	1,974,963	(1,956,873)	(185,211)

Other expenses
Interest expense, net – related party	(401,576)	(957,062)	(759,493)	(1,719,413)

Income (Loss) before provision for income taxes	(1,261,726)	1,017,901	(2,716,366)	(1,904,624)

Provision for income taxes	1,600	1,600	1,600	1,600

Net Income (Loss)	$(1,263,326)	$1,016,301	$(2,717,966)	$(1,906,224)

Weighted average shares outstanding – basic	4,421,247	3,882,861	4,384,330	3,882,861
Weighted average shares outstanding – diluted	4,421,247	4,074,726	4,384,330	3,882,861

Net Income (Loss) per share – basic	$(0.29)	$0.26	$(0.62)	$(0.49)
Net Income (Loss) per share – diluted	$(0.29)	$0.25	$(0.62)	$(0.49)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the six months ended June 30, 2018

(unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance at December 31, 2017	4,328,080	$4,328	$48,961,794	$1,823,077	$(59,185,022)	$(8,395,823)

Fair value of vested stock options issued to employees	-	-	709,495	-	-	709,495

Shares issued for cash	25,000	25	492,475	-	-	492,500

Fair value of shares issued in settlement of bonus payable	23,146	23	455,977	-	-	456,000

Shares issued to related party upon net settlement of warrants	30,847	31	(31)	-	-	-

Shares issued to related party under anti-dilution provision	46,667	47	(47)	-	-	-

Net Loss	-	-	-	-	(2,717,966)	(2,717,966)

Balance at June 30, 2018 (unaudited)	4,453,740	$4,454	$50,619,663	$1,823,077	$(61,902,988)	$(9,455,794)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,717,966)	$(1,906,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48	48
Debt discount amortization	313,745	1,222,834
Debt issuance costs amortization	19,589	19,588
Stock-based compensation	391,590	1,038,239
Options issued to consultants	317,905	(2,444,369)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24,652	(4,658)
Accounts payable and accrued expenses	64,722	172,181
Deferred issuance costs	-	(35,000)
Deferred compensation	100,000	100,000

Net cash used in operating activities	(1,485,715)	(1,837,361)

Cash flows from financing activities
Proceeds from issuance of common stock	500,000	-
Proceeds from issuance of notes payable	600,000	2,000,000
Net cash provided by financing activities	1,100,000	2,000,000

Net increase (decrease) in cash	(385,715)	162,639

Cash, beginning of period	690,279	620,375
Cash, end of period	$304,564	$783,014

Supplemental non-cash information
Interest paid	$392,000	$436,192
Taxes paid	$1,600	$1,600
Supplemental non-cash investing and finance activities:
Beneficial conversion feature of notes payable	$-	$2,000,000
Prepaid offering costs netted against proceeds from issuance of common stock	$7,500	$-
Shares issued in settlement of bonus payable	$456,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2018

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to June 30, 2018 has generated a net loss of approximately $61.9 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $8.2 million. The accompanying condensed consolidated financial statements for the period ended June 30, 2018 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $9,455,794 at June 30, 2018, and incurred a net loss of $2,717,966, and used net cash in operating activities of $1,485,715 during the six-month period ended June 30, 2018. As of June 30, 2018, the Company had a working capital deficit of $892,871 and cash of $304,564. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company closed on $500,000 of equity financing in March 2018 and $600,000 promissory note in May 2018. On July 16, 2018, the Company closed a Rights Offering (“Rights Offering”) to existing shareholders and a securities purchase agreement with Hankey Capital LLC (“Hankey Capital”) in the aggregate amount of $3,869,979 and secured a credit facility with Hankey Capital for $2,000,000. In the Rights Offering the Company issued 330,325 shares to four shareholders (the “Rights Shares”) and issued 3,539,654 shares to Hankey Capital (the “Hankey Shares”) pursuant to the Securities Purchase Agreement. As of August 1, 2018, the Company had cash of $3,140,734.

Pursuant to our October 2016 and February 2017 Convertible Notes, which were subsequently converted into shares of common stock on December 31, 2017, the Company may only use the proceeds from the issuance of these Convertible Notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

The proceeds from the sale of the Rights Shares and the Hankey Shares of $3,869,979 will be used for working capital, protein development, animal testing, regulatory and clinical expenses, as well as for other purposes not presently contemplated herein but which are related directly to growing the Company’s current business, research and development activities and the repayment of a secured bridge note issued to Hankey Capital in the principal amount of $600,000.

Reverse Stock Split

On June 11, 2018 and effective July 24, 2018, the directors of the Company approved a resolution to undertake a reverse split of the common stock of the Company on a basis of 1 new common share for 10 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 1 for 10 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented, unless otherwise noted.

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2018 or for any other period.

Reclassification

Certain accounts in the prior-year and prior-quarter financial statements related to research and development expense and general and administrative expense totaling $16,220 have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive in during the six months ended June 30, 2018 and 2017 and the three months period ended June 30, 2018, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of June 30, 2018 and 2017:

	June 30,
	2018	2017
Warrants	862,182	1,039,082
Stock options	844,954	859,102
Convertible promissory notes	569,620	889,620
	2,276,756	2,787,804

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting. This ASU simplifies the accounting and reporting for share-based payments issued to nonemployees by expanding the scope of ASC 718, Compensation - Stock Compensation, which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. Management is currently in the process of evaluating the impact of the standard on its consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$259,967	$216,903
Accrued bonus	-	456,000
Accrued interest – related party	6,658	-
Deferred Directors’ fees	62,225	47,225
	$328,850	$720,128

4. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

5. Notes Payable - Related Parties

Note Type	Issue Date	Maturity Date	Interest Rate	June 30, 2018	December 31, 2017

(A) First Secured Convertible Note	10/24/14	12/31/19	9.0%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/19	9.0%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	2/23/19	9.0%	2,000,000	2,000,000

(C) Promissory Note	5/14/18	12/31/18	8.5%	600,000	-
				9,600,000	9,000,000
Less: Current portion				(600,000)	-
Less: Debt discount				(410,851)	(724,606)
Less: Debt issuance costs				(26,128)	(45,707)
Net Notes payable				$8,563,021	$8,229,687

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $15.80 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. The Company also issued warrants to Hankey Capital for 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire three years from the date of issuance. In connection with the Convertible Notes, the Company issued 886,076 common shares as collateral shares and paid commitment fees in the amount of 3.0% of the original principal amount of the loans ($210,000) to Hankey Capital and other aggregate offering costs of $594,550. The relative fair value of the 585,443 warrants issued to Hankey was determined to be $2,086,859 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.82% - 0.96%; dividend yield of 0%; volatility rate of 96.77% - 96.83%; and an expected life of three years (statutory term). As of October 24, 2014 and May 4, 2015, the effective conversion price was greater than the market price of shares of the Company’s common stock; therefore, a beneficial conversion feature was not recognized. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was amortized as interest over the terms of the notes or in full upon the conversion of the notes.

The Convertible Notes are secured by 585,443 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50% (the “Collateral”). The number of shares in the Collateral shall be adjusted on a yearly basis. The Convertible Notes are further secured by collateral assignments of all the Company’s license agreements. The principal amount of the loan is pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral shares shall be returned return and cancelled. Hankey Capital will also return Collateral shares under the same terms in case of partial or full conversion of the Convertible Notes. The Notes and Warrants contain provisions limiting the exercise/conversion thereof.

On February 24, 2016, the First and Second Secured Convertible Notes were modified to extend the maturity date to December 31, 2019 and fix the conversion price at $15.80 and the warrants were amended to extend their expiration date by two years. The Company determined that the extension of the convertible notes’ maturity dates and the warrants’ expiration dates resulted in a debt extinguishment for accounting purposes since the change in fair value of the warrants as a result of the extension of their expiration dates was more than 10% of the original value of the convertible notes. As such, the Company recorded the notes at their aggregate fair value of $7,000,000. The Company recorded a loss on extinguishment of debt totaling $2,842,580 of which $1,005,646 represented the increased fair value of the warrants and $1,836,934 related to write off the remaining valuation discount on that date.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on February 23, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $15.80 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. The Note and Warrant contain provisions limiting the exercise/conversion thereof. The Convertible Note is secured by 146,342 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio of no greater than 50%. The number of Collateral Shares will be adjusted on a yearly basis. The Convertible Note is further secured by all of the Company’s personal property, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement. The principal amount of the loan is prepayable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Note. In connection with the Convertible Note, on February 24, 2016 the Company issued 253,165 common shares as collateral and paid a commitment fee in the amount of $40,000 (2% of the original principal amount of the Loan) and other offering costs totaling $77,532. The relative fair value of the 146,342 warrants issued to Hankey was determined to be $1,103,817 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 119%; and an expected life of five years (statutory term). As of February 24, 2017, the effective conversion price was less than the market price of shares of the Company’s common stock. As such, the Company recognized a beneficial conversion feature of $778,651. The aggregate value of the warrants, beneficial conversion feature and offering costs of $2,000,000 was considered to be a debt discount upon issuance of the note and will be amortized as interest over the term of the note or in full upon the conversion of the note.

In connection with the Third Convertible Note with Hankey Capital, during 2016 Hankey Capital exercised warrants to purchase an aggregate of 79,114 shares resulting in gross proceeds to the Company of $1,250,000, and the parties agreed to extend the maturity date of the first two convertible secured notes to December 31, 2019 and fix the conversion rate at $15.80. The Company also agreed to extend the term of the warrants issued with the first two convertible notes to five years from issuance.

Bridge Note

(C)

On May 14, 2018, pursuant to a Note Purchase Agreement, the Company issued to Hankey Capital a secured promissory note in the amount of $600,000 (the “Note”). The Note matures on December 31, 2018 (the “Maturity Date”) and bears interest at an annual rate of interest of 8.5% per annum until maturity.

A portion of the proceeds from the sale of the Rights Shares and the Hankey Shares were used for the repayment of the Note. (See Note 9).

The total debt discount amortization related to our outstanding debt for the periods ended June 30, 2018 and 2017, was $313,745 and $1,222,834, respectively. The unamortized debt discount at June 30, 2018 was $410,851. The discount is expected to be recognized over a period of 1.23 years. The unamortized debt discount at December 31, 2017 was $724,606.

The total debt issuance amortization related to our outstanding debt for the periods ended June 30, 2018 and 2017, was $19,589 and $19,588, respectively. The unamortized debt issuance costs at June 30, 2018 was $26,128. The cost is expected to be recognized over a period of 1.23 years. The unamortized debt issuance costs at December 31, 2017 was $45,707.

6. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2018 and December 31, 2017, the Company had an aggregate of 4,453,740 and 4,328,080 shares of common stock outstanding, respectively.

In February 2018, 32,289 warrants were exercised on a cashless basis resulting in the issuance of 16,706 shares of common stock. In May 2018, 28,719 warrants were exercised on a cashless basis resulting in the issuance of 14,141 shares of common stock.

In February 2018, management was issued 23,146 shares of restricted common stock with a fair value of $456,000 in settlement of bonuses payable.

On March 26, 2018, the Company entered into a share purchase agreement pursuant to which an aggregate of 25,000 shares of common stock of the Company at a price per share equal to $20.00 ($2.00 pre-split) for total proceeds of $500,000.

In May 2018, the Company closed a private placement offering and in accordance with the terms of the anti-dilution provision of the subscription agreement with Musculoskeletal Transplant Foundation (“MTF”), issued to MTF 46,667 shares of common stock.

Common Stock Warrants

A summary of warrant activity for the period ended June 30, 2018 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2017	1,026,424	$15.17	2.23
Granted – 2018	-	-	-
Forfeited/Expired – 2018	(103,234)	-	-
Exercised – 2018	(61,008)	9.74	3.15
Outstanding as of June 30, 2018	862,182	$15.51	1.88

As of June 30, 2018, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
2009	$4.40	11,839	March 16, 2019
2010	$4.40	22,659	February 4, 2020
April 2013	$10.00	5,000	April 28, 2020
September 2013	$10.00	5,000	September 4, 2020
September 2013	$10.00	2,500	September 20, 2020
November 2013	$10.00	7,500	November 14, 2020
July 2014	$10.00	50,000	September 30, 2018
July 2014	$10.00	4,667	July 2, 2018
July 2014	$0.00	1,263	July 10, 2018
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
October 2014	$15.80	316,456	October 23, 2019
May 2015	$15.80	189,874	May 4, 2020
October 2015	$15.80	15,823	October 27, 2018
February 2016	$20.50	146,342	February 23, 2021

Total warrants at June 30, 2018		862,182

An aggregate of 61,008 common stock warrants were exercised on a non-cash basis and 103,234 warrants expired during the period ended June 30, 2018. The intrinsic value of the outstanding warrants on June 30, 2018 is $3,948,200.

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

A summary of stock option activity for the period ended June 30, 2018, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2017	839,732	$16.41	7.55	$4,373,120
Granted – 2018	5,222	19.70	10.00	-
Forfeited – 2018	-	-	-	-
Exercised – 2018	-	-	-	-
Outstanding as of June 30, 2018	844,954	$17.98	7.07	$2,884,239

As of June 30, 2018, the Company had unexercised stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
November 2014	$15.90	17,492	December 27, 2025
August 2015	$15.90	312,180	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	80,275	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	80,744	May 26, 2026
June 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	5,222	January 1, 2028

Total options at June 30, 2018		844,954

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value ( i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options exercised or cancelled during the period ended June 30, 2018.

There were 5,222 options granted with a fair value of $100,000 during the period ended June 30, 2018. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these condensed consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the periods ended June 30, 2018 and 2017, the Company had stock-based compensation expense of $709,495 and $(1,406,130), respectively, related to the vesting of stock options granted to the Company’s employees, directors, and consultants included in our reported net loss. During the six months ended June 30, 2017, there were 4,125,306 options cancelled in conjunction with the termination of the Founders Professional Services Agreement. There were 20,085 options forfeited upon the resignation of one of our directors. Our policy is to account for forfeitures when they occur; therefore these forfeitures are recorded as a reversal to expense. Forfeiture reversals for the six months ended June 30, 2018 and 2017 were $-0- and $3,650,419, respectively.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the periods ended June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017
Risk free interest rate	2.302%-2.790%	1.99%-2.306%
Expected life (in years)	6.24-7.75	5.5-9.0
Expected Volatility	169.33%-173.79%	135.94%-142.69%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the period ended June 30, 2018, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2018	265,304	$15.01
Granted in 2018	5,222	$19.15
Forfeited – 2018	-	$-
Vested in 2018	(3,950)	$18.99
Non-vested at June 30, 2018	266,576	$15.03
Exercisable at June 30, 2018	578,378	$14.43
Outstanding at June 30, 2018	844,954	$16.32

As of June 30, 2018, total unrecognized compensation cost related to unvested stock options was $949,826. The cost is expected to be recognized over a weighted average period of 0.94 years.

8. Related Party Transactions

Hankey Capital LLC (Hankey Capital)

Hankey Capital holds certain convertible notes of the Company as discussed in Note 5. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Hankey Group is an affiliate of Hankey Capital.

Founders

The Company entered into a Letter Agreement effective October 2, 2015, with each of Dr. Chia Soo, Dr. Eric Kang Ting and Dr. Ben Wu (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agrees to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 115,385 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement) and are currently reported as Shares to be Issued.

9. Subsequent Events

On June 11, 2018 and effective July 16, 2018, the Company and Hankey Capital executed a Securities Purchase Agreement (the “Purchase Agreement”) whereby Hankey Capital agreed to purchase up to 3,869,979 shares of the Company’s Common Stock (the “Shares’) at a purchase price of $1.00 (after giving effect to the reverse split referred to below) and up to $2,000,000 in principal amount of a convertible secured note (the “Note”). The maturity date of the note is December 31, 2019 and the Note will bear interest at the greater of the Prime Rate plus 4% or 8.5% per annum. The Note (principal and interest) is convertible into shares of the Company’s Common Stock at the option of the holder at $1.00 per share and is secured by a security interest in all assets of the Company and a pledge of collateral shares in an amount sufficient to maintain a loan to value ratio of no greater than 50%. Pursuant to the Purchase Agreement, the Company was obligated to effect a Rights Offering (“Offering”) to its stockholders with respect to the Shares and the Note, and the number of Shares and principal amount of the Note shall be reduced to the extent that the Company’s stockholders participate in the Rights Offering. The closing of the Purchase Agreement was conditioned on the completion of a reverse split of a ratio of 1 for 10 of the Company’s outstanding common shares.

In connection with the financing on June 11, 2018 the Company and Hankey Capital executed amendments (the “Amendments”) to the convertible promissory notes (the “Existing Convertible Notes”) issued by the Company on October 24, 2014, May 4, 2015 and February 24, 2016. The Amendments change Hankey Capital’s conversion price from $15.80 per share to $1.00 per share on the Existing Convertible Notes and extend the maturity date of the February 24, 2016 note from February 24, 2019 to December 31, 2019. The Amendments became effective on the closing of the Offering, July 16, 2018.

On July 16, 2018, the Company and Hankey Capital entered into an amendment (the “Amendment”) to the Purchase Agreement dated as of June 11, 2018. Pursuant to the Amendment, in lieu of loaning the Company $2,000,000 at the closing, Hankey Capital will provide a credit facility to the Company of $2,000,000 to be drawn down by the Company upon notice to Hankey Capital. Each draw will be evidenced by a convertible secured note on the same terms as described above except each note will be dated the date of the applicable draw and will bear interest from the date of the draw. The purpose of the Amendment is to reduce the interest expense to the Company. On July 16, 2018, the Company issued to four stockholders of the Company an aggregate of 330,325 shares of the Company’s Common Stock (the “Rights Shares”).

On July 16, 2018, the Company issued to Hankey Capital 3,539,654 shares of the Company’s Common Stock (the “Hankey Shares”). The Hankey Shares were issued pursuant to the Purchase Agreement.

The proceeds from the sale of the Rights Shares and the Hankey Shares of $3,869,979 will be used for working capital, protein development, animal testing, regulatory and clinical expenses, as well as for other purposes not presently contemplated herein but which are related directly to growing the Company’s current business, research and development activities and the repayment of a secured bridge note issued to Hankey Capital in the principal amount of $600,000.

As a result of the issuance of the Hankey Shares on July 16, 2018, Don Hankey, as the beneficial owner of the Hankey Shares, acquired control of the Company. Mr. Hankey is the Manager of Hankey Capital. Mr. Hankey is the beneficial owner of 14,061,483 shares of the Company consisting of 3,867,868 shares owned by Hankey Capital, 1,139,240 shares held by Hankey Capital as collateral for the repayment of convertible notes, 361,640 shares owned by the Don Hankey Trust (the “Trust”) of which Mr. Hankey is the Trustee, 274,240 shares held by H&H Funding LLC of which Mr. Hankey is the sole manager, 7,860,760 shares issuable upon conversion of convertible notes held by Hankey Capital and 557,735 shares issuable upon exercise of warrants issued to Hankey Capital. Hankey Capital is owned by Hankey Investment Company LP (“HIC”) of which the Trust owns a 66.09% interest, HIG is owned by Knight Services Inc. of which the Trust is the sole owner.

Effective July 16, 2018, the Board of Directors of the Company appointed Don Hankey to the Company’s Board of Directors and elected Mr. Hankey as Chairman of the Board replacing Bruce Stroever. Mr. Stroever will continue as a director of the Company.

On August 3, 2018, a shareholder derivative complaint was filed against the Company, as nominal defendant, The Musculoskeletal Transplant Foundation, Inc., one of our stockholders, and certain of our directors. The complaint alleges, among other things, violation of Section 14(c) of the Securities Exchange Act and Rule 14c-6 and breach of fiduciary duty. The complaint also seeks rescission of the reverse split which was effective as July 24, 2018.

The Company intends to vigorously defend against the allegations in the complaint. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defense fees, a judgment or settlement of the matter.

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

Three Months ended June 30, 2018 compared to the Three Months ended June 30, 2017

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	% Change
Operating expenses
Research and development
Trade	$192,446	$423,929	(54.60)%
Related party	-	(3,529,274)	(100.00)%
General and administrative	667,704	1,130,382	(40.93)%

Total operating expenses	860,150	(1,974,963)	(143.55)%

Net Income (Loss) from operations	(860,150)	1,974,963	(143.55)%

Interest expense, net	(401,576)	(957,062)	(58.04)%

Net Income (Loss) before provision for income taxes	(1,261,726)	1,017,901	(223.95)%

Provision for income taxes	1,600	1,600	-%

Net Income (Loss)	$(1,263,326)	$1,016,301	(224.31)%

Research and Development

Our research and development related party expenses decreased from $(3,529,274) during the three months ended June 30, 2017 to $-0- during the three months ended June 30, 2018. The $3,529,274 decrease was due to the options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our trade research and development decreased between June 30, 2018 and 2017 based on the timing of our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $1,130,382 during the three months ended June 30, 2017 to $667,704 during the three months ended June 30, 2018. The $462,678 decrease was primarily due to a decrease in the required amortization of the fair value of management options.

Interest Expense

Our net interest expense decreased from $957,062 for the three months ended June 30, 2017 to $401,576 during the three months ended June 30, 2018. The decrease in interest of $555,486 resulted from the conversion of $3,900,000 of notes and decreased amortization of debt discount costs.

Six Months ended June 30, 2018 compared to the Six Months ended June 30, 2017

	Six Months ended June 30, 2018	Six Months ended June 30, 2017	% Change
Operating expenses
Research and development
Trade	$604,309	$826,079	(26.85)%
Related party	-	(2,744,749)	(100.00)%
General and administrative	1,352,564	2,103,881	(35.71)%

Total operating expenses	1,956,873	185,211	956.56%

Net Loss from operations	(1,956,873)	(185,211)	956.56%

Interest expense, net	(759,493)	(1,719,413)	(55.83)%

Net Loss before provision for income taxes	(2,716,366)	(1,904,624)	42.62%

Provision for income taxes	1,600	1,600	-%

Net Income (Loss)	$(2,717,966)	$(1,906,224)	42.58%

Research and Development

Our research and development related party expenses decreased from $(2,744,749) during the six months ended June 30, 2017 to $-0- during the six months ended June 30, 2018. The $2,744,749 decrease was due to the options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our trade research and development decreased between June 30, 2018 and 2017 based on the timing of our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $2,103,881 during the six months ended June 30, 2017 to $1,352,564 during the six months ended June 30, 2018. The $751,317 decrease was primarily due to a decrease in the required amortization of the fair value of management options.

Interest Expense

Our net interest expense decreased from $1,719,413 for the six months ended June 30, 2017 to $759,493 during the six months ended June 30, 2018. The decrease in interest of $959,920 resulted from the conversion of $3,900,000 of notes and decreased amortization of debt discount costs.

Liquidity and Capital Resources

We have no significant operating history and since inception to June 30, 2018, we have generated a net loss of approximately $61.9 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $8.2 million. The Company has required monthly interest payments of approximately $65,875. The accompanying condensed consolidated financial statements for the period ended June 30, 2018 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $9,455,794 at June 30, 2018, and incurred a net loss of $2,717,966, and used net cash in operating activities of $1,485,715 during the six-month period ended June 30, 2018. As of June 30, 2018, the Company had a working capital deficit of $892,871 and cash of $304,564. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company closed on $500,000 of equity financing in March 2018 and $600,000 term note in May 2018. On July 16, 2018, the Company closed a Rights Offering to existing shareholders for 330,325 shares and a securities purchase agreement with Hankey Capital for 3,539,654 shares in the aggregate amount of $3,869,979 and secured a credit facility with Hankey Capital for $2,000,000. As of August 1, 2018, the Company had cash of $3,140,734.

As of June 30, 2018 and December 31, 2017, we had cash of $304,564 and $690,279, respectively.

Cash Flows

Operating activities

During the six months ended June 30, 2018 and 2017, cash used in operating activities was $1,485,715 and $1,837,361 respectively. Cash expenditures the six months ended June 30, 2018 decreased primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”) and management’s cash conservation efforts. Management continues a 20% deferral of wages and the Board a 50% deferral of cash compensation.

Financing activities

During the six months ended June 30, 2018, cash provided by financing activities of $1,100,000 resulted from the March 2018 equity purchase of common stock and the May 2018 promissory note. Cash provided during the six months ended June 30, 2017, of $2,000,000 resulted from the February 2017 convertible notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2018. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

 On August 3, 2018, a shareholder derivative complaint was filed against the Company, as nominal defendant, The Musculoskeletal Transplant Foundation, Inc., one of our stockholders, and certain of our directors. The complaint alleges, among other things, violation of Section 14(c) of the Securities Exchange Act and Rule 14c-6 and breach of fiduciary duty. The complaint also seeks rescission of the reverse split which was effective as July 24, 2018.

The Company intends to vigorously defend against the allegations in the complaint. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defense fees, a judgment or settlement of the matter.

In the normal course of our business, we may periodically become subjected to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Note Purchase Agreement with Hankey Capital, LLC dated as of May 14, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.2	Bone Biologics Corporation Note issued to Hankey Capital, LLC (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.3	Securities Purchase Agreement with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.4	Form of Convertible Secured Note (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.5	Second Amendment to Convertible Secured Term Note (October 24, 2014 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.6	Second Amendment to Convertible Secured Term Note (May 4, 2015 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.7	First Amendment to Convertible Secured Term Note (February 24, 2016 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.8	Amendment to Securities Purchase Agreement dated as of July 16, 2018 between the Company and Hankey Capital. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 19, 2018)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2018.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2018.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 14, 2018	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

