Form 10-Q
period 2018-09-30
Bone Biologics Corp
filed 2018-11-16
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

[  ] Yes [X] No

As of November 12, 2018, there were 8,439,185 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets

Current assets
Cash	$2,294,118	$690,279
Prepaid expenses	56,111	105,234

Total current assets	2,350,229	795,513

Property and equipment, net	74	146

Total assets	$2,350,303	$795,659

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$133,127	$720,128
Deferred compensation	391,667	241,667

Total current liabilities	524,794	961,795

Note payable – related party, net of debt discount of $0 and $770,313, respectively	9,000,000	8,229,687

Total liabilities	9,524,794	9,191,482

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 8,439,185 and 4,328,080 shares issued and outstanding at September 30, 2018 and December 31, 2017	8,439	4,328
Additional paid-in capital	54,961,803	48,961,794
Common stock to be issued to related parties; -0- and 115,385 shares at September 30, 2018 and December 31, 2017	-	1,823,077
Accumulated deficit	(62,144,733)	(59,185,022)

Total stockholders’ deficit	(7,174,491)	(8,395,823)

Total liabilities and stockholders’ deficit	$2,350,303	$795,659

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development
Trade	(1,049,257)	234,264	(444,947)	1,070,342
Related party	-	-	-	(2,744,749)
General and administrative	644,466	896,512	1,997,030	2,990,393

Total operating expenses	(404,791)	1,130,776	1,552,083	1,315,986

Income (Loss) from operations	404,791	(1,130,776)	(1,552,083)	(1,315,986)

Other expenses
Interest expense, net – related party	(238,234)	(1,244,963)	(997,727)	(2,964,377)
Loss on debt extinguishment – related party	(408,294)	-	(408,294)	-

Total other expenses	(646,528)	(1,244,963)	(1,406,021)	(2,964,377)

Loss before provision for income taxes	(241,737)	(2,375,739)	(2,958,104)	(4,280,363)

Provision for income taxes	7	-	1,607	1,600

Net loss	$(241,744)	$(2,375,739)	$(2,959,711)	$(4,281,963)

Weighted average shares outstanding – basic and diluted	7,393,788	3,888,808	5,398,506	3,886,869

Net Loss per share – basic and diluted	$(0.03)	$(0.61)	$(0.55)	$(1.10)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the nine months ended September 30, 2018

(unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance at December 31, 2017	4,328,080	$4,328	$48,961,794	$1,823,077	$(59,185,022)	$(8,395,823)

Fair value of vested stock options	-	-	(637,436)	-	-	(637,436)

Shares issued for cash	25,000	25	492,475	-	-	492,500

Fair value of shares issued in settlement of bonus payable	23,146	23	455,977	-	-	456,000

Shares issued to related party upon net settlement of warrants	30,847	31	(31)	-	-	-

Shares issued to related party under anti-dilution provision	46,667	47	(47)	-	-	-

Shares issued to related party for cash	3,539,654	3,540	3,536,114	-	-	3,539,654

Shares issued upon close of rights offering (including 329,674 shares to related parties)	330,325	330	329,995	-	-	330,325

Share adjustment for stock split rounding	81	-	-	-	-	-

Issuance pursuant founders agreement	115,385	115	1,822,962	(1,823,077)	-	-

Net Loss	-	-	-	-	(2,959,711)	(2,959,711)

Balance at September 30, 2018 (unaudited)	8,439,185	$8,439	$54,961,803	$-	$(62,144,733)	$(7,174,491)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,959,711)	$(4,281,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	72
Debt discount amortization	340,735	2,158,496
Debt issuance costs amortization	21,283	29,383
Stock-based compensation	492,754	1,405,396
Options issued to consultants	(1,130,189)	(2,338,812)
Loss on debt extinguishment	408,294	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	41,623	34,117
Accounts payable and accrued expenses	(131,001)	479,915
Deferred issuance costs	-	(35,000)
Deferred compensation	150,000	150,000

Net cash used in operating activities	(2,766,140)	(2,398,396)

Cash flows from financing activities
Proceeds from issuance of common stock	4,369,979	700,000
Proceeds from issuance of note payable	600,000	2,700,000
Repayment of note payable	(600,000)	-
Net cash provided by financing activities	4,369,979	3,400,000

Net increase in cash	1,603,839	1,001,604

Cash, beginning of period	690,279	620,375
Cash, end of period	$2,294,118	$1,621,979

Supplemental non-cash information
Interest paid	$389,519	$516,375
Taxes paid	$1,607	$1,600
Supplemental non-cash investing and finance activities:
Beneficial conversion feature of notes payable	$-	$2,000,000
Prepaid offering costs netted against proceeds from issuance of common stock	$7,500	$-
Shares issued in settlement of bonus payable	$456,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2018

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc. Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics Inc. remaining as the surviving corporation in the merger. Upon the consummation of the merger, the separate existence of Merger Sub ceased. On September 22, 2014, the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on September 9, 2004.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to September 30, 2018 has incurred accumulated losses of approximately $62.1 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $8.2 million. The accompanying condensed consolidated financial statements for the period ended September 30, 2018 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $7,174,491 at September 30, 2018, and incurred a net loss of $2,959,711, and used net cash in operating activities of $2,766,140 during the nine-month period ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company closed on $500,000 of equity financing in March 2018 and $600,000 of debt financing in May 2018. On July 16, 2018, the Company closed a Rights Offering (“Rights Offering”) to existing shareholders and certain related parties and, on July 24, 2018, a private placement with Hankey Capital LLC (“Hankey Capital”) in the aggregate amount of $3,869,979 and secured a credit facility with Hankey Capital for $2,000,000. In the Rights Offering the Company issued 330,325 shares to four shareholders, including 329,674 shares to certain related parties(the “Rights Shares”) and issued 3,539,654 shares to Hankey Capital (the “Hankey Shares”) pursuant to a Securities Purchase Agreement.

The proceeds from the sale of the Rights Shares and the Hankey Shares of $3,869,979 were used to repay the promissory note for $600,000 and the remaining proceeds have been and will be used for working capital, protein development, animal testing, regulatory and clinical expenses, as well as for other purposes not presently contemplated herein but which are related directly to growing the Company’s current business, research and development activities.

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2018 or for any other period.

Reclassification

Certain accounts totaling $20,833 previously reflected in the prior-period financial statements as research and development expense have been reclassified to general and administrative expense to conform to the presentation in the current-period financial statements.

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

An “established trading market” for the Company’s common stock does not exist. During the six months ended June 30, 2018, the Company utilized $20.00 (post reverse split) per share as the fair value of its common stock for accounting purposes based on one common stock transaction with an investor during March 2018. Subsequently, during the three months ended September 30, 2018, based on the analysis as described below, management determined that the fair value of the Company’s common stock for accounting purposes was $0.94 per share. The reduction in the fair value of the Company’s common stock from $20.00 per share to $0.94 per share during the three months ended September 30, 2018 resulted in a reversal of certain stock-based compensation charges recorded during the six months ended June 30, 2018 and thus a credit balance in certain operating accounts for the nine months ended September 30, 2018.

In drawing its conclusions, management considered various relevant factors, including the work of an independent third party valuation firm engaged to provide a valuation analysis as of July 24, 2018, which indicated a valuation of $0.94 per common share. Management also took into account the recent cash transaction price for the Company’s common stock pursuant to a July 2018 Rights Offering to all common stockholders, which resulted in the sale of common shares to an affiliate of the Company and parties related to such affiliate at a slightly higher price of $1.00 per share. The Company entered into a series of interrelated transactions with such affiliate at the same $1.00 price per share during the three months ended September 30, 2018.

The July 24, 2018 valuation analysis employed the discounted future value method and utilized financial metrics observed in the marketplace. Management ultimately determined, and the valuation firm concurred, that the discounted future value method was the most appropriate valuation methodology under the circumstances.

The utilization of the discounted future value method involved the estimation of a business enterprise value (“BEV”)/revenue multiple, the probability of approval of the Company’s technology, the estimation of the Company’s cost of equity and weighted average cost of capital, the estimation of a required rate of return appropriate for discounting projected revenues to calculate the present value of the business enterprise, and an appropriate discount period. This method involved projecting revenues through 2028 and applying an appropriate BEV/revenue multiple.

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

In light of the lack of an “established trading market”, the fair value of the shares was determined based on the discounted future value valuation methodology. Pursuant to ASU No. 2016-09 – Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures when they occur.

Stock options issued to non-employees and consultants are revalued each reporting period to determine the amount to be recorded in the statement of operations in the respective period. As stock options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting. Forfeitures of the unvested portion of stock option grants are recorded when the underlying event occurs, and are recorded as a reversal of the related expense. An increase in the Company’s stock price during a reporting period will generally result in an increase in the fair value of unvested stock options and thus the related expense, and a decrease in the Company’s stock price during a reporting period will generally result in a decrease in the fair value of unvested stock options and thus the related expense. Accordingly, depending on various factors, the recording of forfeitures and a decrease in the price of the Company’s common stock during a reporting period can result in a credit balance in an operating account in the statement of operations.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the three and nine months ended September 30, 2018 and 2017, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Warrants	860,919	1,039,082
Stock options	843,648	839,722
Convertible promissory notes	7,860,760	959,620
	9,565,327	2,838,424

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

In September 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting. This ASU simplifies the accounting and reporting for share-based payments issued to nonemployees by expanding the scope of ASC 718, Compensation - Stock Compensation, which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. Management is currently in the process of evaluating the impact of the standard on its consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$65,485	$216,903
Accrued bonus	-	456,000
Deferred Directors’ fees	67,642	47,225
	$133,127	$720,128

4. Notes Payable - Related Parties

Note Type	Issue Date	Maturity Date	Interest Rate	September 30, 2018	December 31, 2017

(A) First Secured Convertible Note	10/24/14	12/31/19	9.25%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/19	9.25%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/19	9.25%	2,000,000	2,000,000
				9,000,000	9,000,000
Less: Debt discount				-	(724,606)
Less: Debt issuance costs				-	(45,707)
Net Notes payable				$9,000,000	$8,229,687

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to the greater of (i) $15.80 per share or (ii) 70% of the average daily price for the Common Stock as measured over the course of the 60 day period prior to the conversion. The Company also issued warrants to Hankey Capital for 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire three years from the date of issuance. In connection with the Convertible Notes, the Company issued 886,076 common shares as collateral shares and paid commitment fees in the amount of 3.0% of the original principal amount of the loans ($210,000) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was amortized as interest over the terms of the notes or in full upon the conversion of the notes.

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

Debt Amendments

In connection with the financing that closed on July 16, 2018 (Note 6), the Company and Hankey Capital executed amendments (the “Amendments”) to the First, Second and Third convertible secured term notes (the “Existing Convertible Notes”). The Amendments change Hankey Capital’s conversion price from $15.80 per share to $1.00 per share on a post reverse stock split basis on the Existing Convertible Notes and extends the maturity date of the Third Convertible Note from February 24, 2019 to December 31, 2019. The Amendments became effective on the closing of the rights offering, July 16, 2018. The Company determined that the change in the conversion prices of the Existing Convertible Notes and extension of the Third Convertible Note’s maturity date resulted in debt extinguishments for accounting purposes since the change in fair value of the conversion options was more than 10% of the original value of the Existing Convertible Notes. The Company recorded a loss on extinguishment of debt totaling $408,294 for the remaining unamortized debt discount.

The total debt discount amortization related to our outstanding debt for the periods ended September 30, 2018 and 2017, was $340,735 and $2,158,496, respectively. The unamortized debt discount at September 30, 2018 was $-0-. The unamortized debt discount at December 31, 2017 was $724,606. During 2018, $383,861 of debt discount was written off as a result of the debt extinguishment.

The total debt issuance amortization related to our outstanding debt for the periods ended September 30, 2018 and 2017, was $21,283 and $29,383, respectively. The unamortized debt issuance costs at September 30, 2018 was $-0-. The unamortized debt issuance costs at December 31, 2017 was $45,707. During 2018, $24,433 of debt issuance costs were written off as a result of the debt extinguishment.

5. Credit Facility

On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital will provide a credit facility to the Company of $2,000,000 to be drawn down by the Company upon notice to Hankey Capital. Each draw will be evidenced by a convertible secured note are convertible prior to the maturity date at $1.00 per share and are due on December 31, 2019. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Each note will be dated the date of the applicable draw and will bear interest from the date of the draw. At September 30, 2018, the Company had not drawn any funds under the facility.

6. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2018 and December 31, 2017, the Company had an aggregate of 8,429,185 and 4,328,080 shares of common stock outstanding, respectively.

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

On March 26, 2018, the Company entered into a share purchase agreement pursuant to which an aggregate of 25,000 shares of common stock of the Company were issued at a price per share equal to $20.00 ($2.00 pre-split) for total proceeds of $500,000.

In May 2018, the Company closed a private placement offering and in accordance with the terms of the anti-dilution provision of the subscription agreement with Musculoskeletal Transplant Foundation (“MTF”), issued to MTF 46,667 shares of common stock.

In July 2018, the Company closed a Rights Offering, issued 330,325 shares to four shareholders (including an aggregate of 329,674 shares to two related parties), and issued 3,539,654 shares to Hankey Capital pursuant to a Securities Purchase Agreement for aggregate proceeds of $3,869,979.

In September 2018, the Company issued 115,385 shares with a value of $1,823,077 previously reflected as common stock to be issued pursuant to the Founders’ Letter Agreement dated October 2, 2015 (Note 8).

Common Stock Warrants

A summary of warrant activity for the period ended September 30, 2018 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2017	1,026,424	$15.17	2.23
Granted – 2018	-	-	-
Forfeited/Expired – 2018	(104,497)	-	-
Exercised – 2018	(61,008)	9.74	2.89
Outstanding as of September 30, 2018	860,919	$5.14	1.63

As of September 30, 2018, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
2009	$4.40	11,839	March 16, 2019
2010	$4.40	22,659	February 4, 2020
April 2013	$10.00	5,000	April 28, 2020
September 2013	$10.00	5,000	September 4, 2020
September 2013	$10.00	2,500	September 20, 2020
November 2013	$10.00	7,500	November 14, 2020
July 2014	$10.00	50,000	June 30, 2020
July 2014	$10.00	4,667	July 2, 2019
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
October 2014	$15.80	316,456	October 23, 2019
May 2015	$15.80	189,874	May 4, 2020
October 2015	$15.80	15,823	October 27, 2018
February 2016	$20.50	146,342	February 23, 2021

Total warrants at September 30, 2018		860,919

An aggregate of 61,008 common stock warrants were exercised on a non-cash basis resulting in the issuance of 30,847 common shares and 104,497 warrants expired during the period ended September 30, 2018. The intrinsic value of the outstanding warrants on September 30, 2018 is $-0-.

7. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 1,400,000 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

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

A summary of stock option activity for the period ended September 30, 2018, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2017	839,732	$16.41	7.55	$4,373,120
Granted – 2018	5,222	19.70	10.00	-
Forfeited – 2018	(1,306)	-	-	-
Exercised – 2018	-	-	-	-
Outstanding as of September 30, 2018	843,648	$16.91	6.75	$-

As of September 30, 2018, the Company had unexercised stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
November 2014	$15.90	17,492	December 27, 2025
August 2015	$15.90	312,180	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	80,275	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	80,744	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028

Total options at September 30, 2018		843,648

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and 1,306 options were cancelled during the period ended September 30, 2018.

There were 5,222 options granted with a fair value of $100,000 during the period ended September 30, 2018. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these condensed consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the periods ended September 30, 2018 and 2017, the Company had stock-based compensation expense of $(637,436) and $(933,416), respectively, related to the vesting of stock options granted to the Company’s employees, directors, and consultants included in our reported net loss. During the nine months ended September 30, 2018, 1,306 options forfeited upon the resignation of one of our directors. During the nine months ended September 30, 2017, there were 412,531 options cancelled in conjunction with the termination of the Founders Professional Services Agreement and 2,008 options were forfeited upon the resignation of one of our directors. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations. Forfeiture reversals for the nine months ended September 30, 2018 and 2017 were $13,400 and $2,744,749, respectively.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the periods ended September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
Risk free interest rate	2.302%-2.984%	1.99%-2.306%
Expected life (in years)	6.24-7.75	5.5-9.0
Expected Volatility	169.33%-175.89%	135.94%-153.79%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the period ended September 30, 2018, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2018	265,304	$15.01
Granted in 2018	5,222	$19.15
Forfeited – 2018	(1,306)	$19.15
Vested in 2018	(135,579)	$14.18
Non-vested at September 30, 2018	133,641	$15.98
Exercisable at September 30, 2018	710,007	$14.35
Outstanding at September 30, 2018	843,648	$14.01

As of September 30, 2018, total unrecognized compensation cost related to unvested stock options was $52,775. The cost is expected to be recognized over a weighted average period of 1.13 years.

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

Founders

The Company entered into a Letter Agreement dated September 24, 2015, with each of Dr. Chia Soo, Dr. Eric Kang Ting and Dr. Ben Wu (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agrees to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 115,385 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement) and are currently reported as Shares to be Issued. During the nine months ended September 30, 2018, 115,385 shares were issued pursuant to the Letter Agreement.

9. Commitments and Contingencies

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

Following the completion of several key milestones, the Company has expanded its Field of Use definition beyond spine fusion within the Restated License Agreement for both osteoporosis and trauma through a technology transfer.

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

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2017), such payment to equal the greater of:

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

Three Months ended September 30, 2018 compared to the Three Months ended September 30, 2017

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	% Change
Operating expenses

Research and development	$(1,049,257)	$234,264	(547.90)%
General and administrative	644,466	896,512	(28.11)%

Total operating expenses	(404,791)	1,130,776	(135.80)%

Income (Loss) from operations	404,791	(1,130,776)	(135.80)%

Interest expense, net	(238,234)	(1,244,963)	(80.86)%
Loss on debt extinguishment – related party	(408,294)	-	100.00%

Total other expenses	(646,528)	(1,244,963)	48.07%

Loss before provision for income taxes	(241,737)	(2,375,739)	(89.82)%

Provision for income taxes	7	-	100.00%

Net loss	$(241,744)	$(2,375,739)	(89.82)%

Research and Development

Our research and development expenses decreased from $234,264 during the three months ended September 30, 2017 to $(1,049,257) during the three months ended September 30, 2018. The $1,283,521 decrease was due to the adjustment to the fair value of options for services provided by our chief scientific advisor offset by costs associated with our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $896,512 during the three months ended September 30, 2017 to $644,466 during the three months ended September 30, 2018. The $252,046 decrease was primarily due to a decrease in the required amortization of the fair value of management options.

Interest Expense

Our net interest expense decreased from $1,244,963 for the three months ended September 30, 2017 to $238,234 during the three months ended September 30, 2018. The decrease in interest of $1,006,729 resulted from the conversion of $3,900,000 of notes and decreased amortization of debt discount costs due to the debt extinguishment.

Loss on debt extinguishment

In connection with the financing that closed on July 16, 2018 (Note 6), the Company and Hankey Capital executed amendments (the “Amendments”) to the First, Second and Third convertible secured term notes (the “Existing Convertible Notes”). The Amendments change Hankey Capital’s conversion price from $15.80 per share to $1.00 per share on a post reverse stock split basis on the Existing Convertible Notes and extends the maturity date of the Third Convertible Note from February 24, 2019 to December 31, 2019. The Amendments became effective on the closing of the rights offering, July 16, 2018. The Company determined that the change in the conversion prices of the Existing Convertible Notes and extension of the Third Convertible Note’s maturity date resulted in debt extinguishments for accounting purposes since the change in fair value of the conversion options was more than 10% of the original value of the Existing Convertible Notes. The Company recorded a loss on extinguishment of debt totaling $408,294 for the remaining unamortized debt discount.

Nine Months ended September 30, 2018 compared to the Nine Months ended September 30, 2017

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017	% Change
Operating expenses
Research and development
Trade	$(444,947)	$1,070,342	(141.57)%
Related party	-	(2,744,749)	(100.00)%
General and administrative	1,997,030	2,990,393	(33.22)%

Total operating expenses	1,552,083	1,315,986	17.94%

Loss from operations	(1,552,083)	(1,315,986)	17.94%

Interest expense, net	(997,727)	(2,964,377)	(66.34)%
Loss on debt extinguishment – related party	(408,294)	-	100.00%

Total other expenses	(1,406,021)	(2,964,377)	52.57%

Loss before provision for income taxes	(2,958,104)	(4,280,363)	(30.89)%

Provision for income taxes	1,607	1,600	0.44%

Net loss	$(2,959,711)	$(4,281,963)	(30.88)%

Research and Development

Our research and development related party expenses decreased from $(2,744,749) during the nine months ended September 30, 2017 to $-0- during the nine months ended September 30, 2018. The $2,744,749 decrease was due to the options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our trade research and development decrease between September 30, 2018 and 2017 was due to an adjustment to the fair value of options for services provided by our chief scientific advisor offset by costs related to the commencement of our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $2,990,393 during the nine months ended September 30, 2017 to $1,997,030 during the nine months ended September 30, 2018. The $993,363 decrease was primarily due to a decrease in the required amortization of the fair value of management options.

Interest Expense

Our net interest expense decreased from $2,964,377 for the nine months ended September 30, 2017 to $997,727 during the nine months ended September 30, 2018. The decrease in interest of $1,966,650 resulted from the conversion of $3,900,000 of notes and decreased amortization of debt discount costs due to the debt extinguishment.

Loss on debt extinguishment

In connection with the financing that closed on July 16, 2018 (Note 6), the Company and Hankey Capital executed amendments (the “Amendments”) to the First, Second and Third convertible secured term notes (the “Existing Convertible Notes”). The Amendments change Hankey Capital’s conversion price from $15.80 per share to $1.00 per share on a post reverse stock split basis on the Existing Convertible Notes and extends the maturity date of the Third Convertible Note from February 24, 2019 to December 31, 2019. The Amendments became effective on the closing of the rights offering, July 16, 2018. The Company determined that the change in the conversion prices of the Existing Convertible Notes and extension of the Third Convertible Note’s maturity date resulted in debt extinguishments for accounting purposes since the change in fair value of the conversion options was more than 10% of the original value of the Existing Convertible Notes. The Company recorded a loss on extinguishment of debt totaling $408,294 for the remaining unamortized debt discount.

Liquidity and Capital Resources

We have no significant operating history and since inception to September 30, 2018 has incurred accumulated losses of approximately $62.1 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $8.2 million. The accompanying condensed consolidated financial statements for the period ended September 30, 2018 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $7,174,491 at September 30, 2018, and incurred a net loss of $2,959,711, and used net cash in operating activities of $2,766,140 during the nine-month period ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2017, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company closed on $500,000 of equity financing in March 2018 and $600,000 of debt financing in May 2018. On July 16, 2018, the Company closed a Rights Offering (“Rights Offering”) to existing shareholders (including certain related parties) and, on July 24, 2018, a private placement with Hankey Capital LLC (“Hankey Capital”) in the aggregate amount of $3,869,979 and secured a credit facility with Hankey Capital for $2,000,000. In the Rights Offering the Company issued 330,325 shares to four shareholders, including 329,674 shares to two related parties (the “Rights Shares”) and issued 3,539,654 shares to Hankey Capital (the “Hankey Shares”) pursuant to a Securities Purchase Agreement.

The proceeds from the sale of the Rights Shares and the Hankey Shares of $3,869,979 were used to repay the promissory note for $600,000 and the remaining proceeds have been and will be used for working capital, protein development, animal testing, regulatory and clinical expenses, as well as for other purposes not presently contemplated herein but which are related directly to growing the Company’s current business, research and development

Pursuant to our October 2016 and February 2017 Convertible Notes, which were subsequently converted into shares of common stock on December 31, 2017, the Company may only use the proceeds from the issuance of these Convertible Notes to focus on prioritizing operations on essential research and development activities. Also pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of September 30, 2018 and December 31, 2017, we had cash of $2,294,118 and $690,279, respectively.

Cash Flows

Operating activities

During the nine months ended September 30, 2018 and 2017, cash used in operating activities was $2,766,140 and $2,398,396 respectively. Cash expenditures for the nine months ended September 30, 2018 increased primarily due to the commencement of our large animal pivotal study. Management continues a 20% deferral of wages and the Board a 50% deferral of cash compensation.

Financing activities

During the nine months ended September 30, 2018, cash provided by financing activities of $4,369,979 resulted from the March 2018 equity purchase of common stock and the July 2018 Rights Offering and the private placement with Hankey Capital. During the nine months ended September 30, 2017, cash provided in financing activities of $3,400,000 resulted from the February and August 2017 convertible notes and the equity purchase of $700,000 of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2018. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2018.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2018.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 16, 2018	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

