Form 10-K
period 2018-12-31
Bone Biologics Corp
filed 2019-03-29
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Approximate aggregate market value of registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2018, was $6,005,238.

As of March 25, 2019, there were 27,938,243 shares of common stock, par value $0.001, outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Bone Biologics Corporation, a Delaware corporation, and, our wholly owned subsidiary, as defined under Part I, Item 1-“Business” in this Annual Report.

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

We are currently focused on bone regeneration in lumbar spinal fusion, in keeping with our exclusive license agreement, using NELL-1 in combination with DBX®, a proprietary demineralized bone matrix from Musculoskeletal Transplant Foundation (“MTF”). The NELL-1/DBX® medical device is a combination product which is an osteostimulative recombinant protein that provides target specific control over bone regeneration. Leveraging the resources of investors and strategic partners, we have successfully surpassed four critical milestones:

●	Demonstrating a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells;

●	Validation of protein dosing and efficacy in established large animal sheep models and non-human primate models;

●	Initiated pivotal animal study; and

●	Filed for Phase I clinical outside the United States.

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

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, our continued development has been funded through various strategic investments. Our research and development expenses for the years ended December 31, 2018 and 2017 were $1,229,570 and $869,785 net of the fair value of stock options amortization and forfeitures by our consultants of $(1,125,080) and $(2,199,049), for a total expense of $104,490 and $(1,329,264), respectively. We anticipate that it will require an additional $11 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $62 million will be required to achieve product launch for spine interbody fusion.

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

Based upon extensive discussions with regulatory experts and a specific communication from the FDA in response to a submission of our plan under the Restated License Agreement between UCLA TDG and the Company we believe the NELL-1/DBX® Fusion Device will be regulated as a Class III medical device and will therefore require submission and approval of a pre-market approval, (“PMA”). The FDA response to the submission of our plan is: “We have determined that the product is a combination product that will be regulated under Device authorities, with CDRH (Center for Devices and Radiological Health) as the lead center.”

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

On July 16, 2018, the Company closed a rights offering in which Hankey Capital purchased 3,539,654 shares of the Company’s Common Stock and executed amendments (the “Amendments”) to the convertible promissory notes (the “Existing Convertible Notes”) payable to Hankey Capital dated October 24, 2014, May 4, 2015 and February 24, 2016. The Amendments reduced the conversion price of the Existing Convertible Notes from $15.80 per share to $1.00 per share and extended the maturity date of the February 24, 2016 convertible promissory note from February 24, 2019 to December 31, 2019. As a result of the share issuance and Amendments, Hankey Capital and Don Hankey, the Chairman of the Company’s Board of Directors, acquired a majority of the voting common shares issued and outstanding and thus effective control of the Company.

Effective July 24, 2018, the Company implemented a reverse split of the common stock of the Company on a basis of 1 new common share for 10 old common share.

UCLA TDG Exclusive License Agreement

Effective August 18, 2017, the Company entered into an Amended and Restated Exclusive License Agreement (the “Restated License Agreement”) with UCLA TDG. The Restated License Agreement amends and restates the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Restated License Agreement, the UCLA TDG have continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion, trauma and osteoporosis applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

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

U.S. Patent No.	Summary	Date Issued

7052856	NELL-1 Enhanced Bone Mineralization	5/30/2006

7544486	NELL-1 Peptide Expression Systems	6/9/2009

7687462	Composition for promoting Cartilage	3/30/2010

7691607	Expression system of NELL-1 peptide	4/6/2010

7776361	NELL-1 Enhanced Bone Mineralization	8/17/2010

7807787	NELL-1 Peptide	10/5/2010

7833968	Pharmaceutical compositions for treating or preventing bone conditions	11/16/2010

7844066	NELL-1 Enhanced Bone Mineralization	2/8/2011

8044026	Composition for promoting cartilage	10/25/2011

8048646	NELL-1 peptide expression systems	11/1/2011

8053412	NELL-1 Peptides	11/8/2011

8207120	NELL-1 Enhanced Bone Mineralization	6/26/2012

9447155	Isoform NELL-1 peptide	9/20/2016

9511115	Pharmaceutical compositions for treating or preventing bone conditions	12/6/2016

9598480	Recombinant NEL-like (NELL) protein production	3/21/2017

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

We rely on Hankey Capital for Funding

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 88% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $9,000,000 at December 31, 2018.  We drew down an additional $700,000 of working capital under a $2,000,000 secured credit facility during March 2019.  No assurance can be given that any future financing from Hankey Capital will be available or, if available, that it will be on terms that are satisfactory to the Company. In the absence of financing from other sources, the inability to obtain additional financing from Hankey Capital will result in the scaling back or discontinuance of our product development programs or operations entirely.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as and for the years ended December 31, 2018 and 2017 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses for the years ended December 31, 2018 and 2017 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and since inception to December 31, 2018 have incurred accumulated losses of approximately $63.6 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $10.3 million. Our auditors have included in their audit report for the year ended December 31, 2018 an explanatory paragraph regarding our ability to continue as a going concern. As reflected in the financial statements, we had a stockholders’ deficit of $8,598,175 at December 31, 2018, incurred a net loss of $4,430,399, and used net cash in operating activities of $4,104,884 during the year ended December 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. As a result, we can provide no assurance as to whether or if we will ever be profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

We face a number of risks associated with our incurrence of substantial debt which could adversely affect our financial condition.

The Company has the following debt outstanding with Hankey Capital, a related party:

Note Type	Issue Date	Maturity Date	Interest Rate	March 25, 2019
First Secured Convertible Note	10/24/14	12/31/19	9.25%	5,000,000

Second Secured Convertible Note	5/4/15	12/31/19	9.25%	2,000,000

Third Secured Convertible Note	5/4/15	12/31/19	9.25%	2,000,000

Credit Facility Line	3/19/19	12/31/19	9.25%	700,000

Total Notes payable				$9,700,000

Since all of the Notes and Credit Facility Line mature on December 31, 2019, the Company will be required to obtain an extension, refinance the Notes or obtain alternative funding to replace the Notes and Credit Facility. No assurance can be given that any of these alternatives will be available.

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

The Convertible Notes are secured by 20,638,298 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”). The number of shares in the Collateral Shares shall be adjusted on a yearly basis. A Collateral Shares adjustment of 18,009,696 shares of Common Stock was issued during the year ended December 31, 2018. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned return and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

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

We anticipate that it will require an additional $11 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $62 million will be required to achieve product launch for spine interbody fusion. We anticipate we will need to raise substantial additional funds for the pivotal clinical trial prior to marketing our first product. Our long term capital requirements are expected to depend on many factors, including, among others:

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

As of the date of this filing, we have three full-time employees. We also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

We rely on suppliers for raw materials and other third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and to use in clinical trials of our products. To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We and our suppliers and vendors may not be able to (i) produce our drug substance or drug product to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement providers, we may not be able to enter into agreements with suppliers on favorable terms and conditions, or there could be a substantial delay before a new third party could be qualified and registered with the FDA and foreign regulatory authorities as a provider.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. We have been and continue to be highly dependent on our strategic partner, MTF, for technical support.

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

There is a limited public trading market for our securities. In the absence of an active trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

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

As of December 31, 2018, management identified a material weakness in internal controls over financial reporting as described in Item 9 A. Controls and Procedures.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

There may be potential conflicts of interest involving Don Hankey and Bret Hankey, as directors, and as affiliates of Hankey Capital, a creditor of the Company, with the Company’s other stockholders

Don Hankey and Bret Hankey, two of our directors, are affiliated with Hankey Capital. Don Hankey, directly and indirectly, is our controlling stockholder.  Don Hankey and Bret Hankey may be able to exert significant control over our business affairs. As a result of Hankey Capital’s loans to the Company, Hankey Capital has a security interest in all our assets and has been issued 20,638,298 collateral shares securing the loans. Accordingly, Don Hankey and Bret Hankey may have actual or potential economic and/or legal interests that may diverge from our other stockholders’ interests.

Our directors and executive officers can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors in the subsequent financings.

The interests of our directors and officers may differ from the interests of our other stockholders, including purchasers of our securities, in future financings. As a result, based on their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our primary office which is located at 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803.

Item 3. Legal Proceedings

In July 2018, AFH Holding & Advisory, LLC, Amir Heshmatpour, Steve Richards, and Bessie (Chia) Soo (“Plaintiffs”) filed a verified shareholder derivative complaint (the “Complaint”) in Massachusetts federal court against Bruce Stroever, John Booth, Stephen LaNeve, Bret Hankey, James Delshad (the “Initial Defendants”), and The Musculoskeletal Transplant Foundation, Inc. (“MTF”), and also named the Company as a nominal defendant. The Complaint alleged claims for violation of Section 14(c) of the Securities Exchange Act of 1934, breach of fiduciary duties, rescission of a reverse stock split, and in the alternative rescissory damages. The Complaint focuses on the financing transaction that the Company completed with Hankey Capital in July 2018. The Initial Defendants and the Company filed motions to dismiss on September 28, 2018. After changing counsel and obtaining several extensions of time, instead of responding to the motions to dismiss, Plaintiffs filed an Amended Complaint (the “Amended Complaint”) on February 8, 2019 as a direct, instead of derivative complaint, and added two additional defendants, Don Hankey and Hankey Capital LLC (the “Added Defendants” and together with the Initial Defendants, MTF and the Company, the “Current Defendants”). The Amended Complaint asserts claims for violation of Section 14(c) of the Securities Exchange Act of 1934, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, rescission of a reverse stock split, and in the alternative rescissory damages. On February 22, 2019, the Company and the Initial Defendants filed a Motion to Dismiss the Amended Complaint. The Initial Defendants have been sued for actions taken in their capacity as directors of the Company. As such, the Company has certain indemnification obligations to the Initial Defendants. The Company and the Initial Defendants intend to vigorously defend against the allegations in the Amended Complaint. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defense fees, a judgment or settlement of the matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market.

Our common stock trades over-the-counter and is quoted on the OTCQB of the OTC Markets under the symbol “BBLG.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTCQB. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected. There is a limited public trading market for our securities.

Common Stock
	High	Low
Fiscal Year 2017
First Quarter	$20.00	$11.10
Second Quarter	$39.77	$14.50
Third Quarter	$59.00	$10.10
Fourth Quarter	$52.50	$22.50

Fiscal Year 2018
First Quarter	$30.00	$5.10
Second Quarter	$29.90	$10.00
Third Quarter	$100.00	$23.80
Fourth Quarter	$26.00	$26.00

Holders.

As of March 12, 2019, there are approximately 59 record holders of 26,448,881 shares of Common Stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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

The 2015 Equity Incentive Plan is administered by our compensation committee. Subject to the provisions of our 2015 Equity Incentive Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2015 Equity Incentive Plan and awards granted under our 2015 Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	843,648	$16.43	556,352
Equity compensation plans not approved by security holders	-	-	-
Total	843,648	$16.43	556,35

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

	Year ended December 31, 2018	Year ended December 31, 2017	% Change
Operating expenses
Research and development
Trade	104,490	1,415,485	(92.62)%
Related party (includes Founders stock-based compensation of -0- and ($2,744,749) for the years ended December 31, 2018 and 2017, respectively)	-	(2,744,749)	(100.00)%
General and administrative	2,686,399	3,955,856	(32.09)%

Total operating expenses	2,790,889	2,626,592	6.26%

Loss from operations	(2,790,889)	(2,626,592)	6.26%

Loss on debt extinguishment	(408,294)	-	100.00%
Interest expense	(1,229,487)	(4,423,380)	(72.20)%
Total other income/expense	(1,637,781)	(4,423,380)	37.03%

Loss before provision for income taxes	(4,428,670)	(7,049,972)	(37.18)%

Provision for income taxes	1,729	1,600	8.06%

Net loss	$(4,430,399)	$(7,051,572)	(37.17)%

Research and Development

Our research and development related party expenses decreased from $(2,744,749) during the year ended December 31, 2017 to $-0- during the year ended December 31, 2018. The $2,744,749 decrease was due to the options forfeited with the termination of the Professional Services Agreements with each of the Founders in April 2017. Our trade research and development decrease between December 31, 2018 and 2017 was due to an adjustment to the fair value of options for services provided by our chief scientific advisor offset by costs related to the commencement of our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $3,955,856 during the year ended December 31, 2017 to $2,686,399 during the year ended December 31, 2018. The $1,269,457 decrease was primarily due to a decrease in the required amortization of the fair value of management options.

Interest Expense

Our interest expense decreased from $4,423,380 for the year ended December 31, 2017 to $1,229,487 during the year ended December 31, 2018. The decrease in interest of $3,193,893 resulted from the conversion of $3,900,000 of notes and decreased amortization of debt discount costs due to the debt extinguishment.

Loss on debt extinguishment

In connection with the financing that closed on July 16, 2018, the Company and Hankey Capital executed amendments (the “Amendments”) to the First, Second and Third convertible secured term notes (the “Existing Convertible Notes”). The Amendments change Hankey Capital’s conversion price from $15.80 per share to $1.00 per share on a post reverse stock split basis on the Existing Convertible Notes and extends the maturity date of the Third Convertible Note from February 24, 2019 to December 31, 2019. The Amendments became effective on the closing of the rights offering, July 16, 2018. The Company determined that the change in the conversion prices of the Existing Convertible Notes and extension of the Third Convertible Note’s maturity date resulted in debt extinguishments for accounting purposes since the change in fair value of the conversion options was more than 10% of the original value of the Existing Convertible Notes. The Company recorded a loss on extinguishment of debt totaling $408,294 for the remaining unamortized debt discount.

Liquidity and Capital Resources

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2018 has incurred accumulated losses of approximately $63.6 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $10.3 million. The accompanying consolidated financial statements for the year ended December 31, 2018 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $8,598,175 at December 31, 2018, and incurred a net loss of $4,430,399, and used net cash in operating activities of $4,104,884 during the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company closed $500,000 of equity financing in March 2018 and $600,000 of debt financing in May 2018. On July 16, 2018, the Company closed a Rights Offering (“Rights Offering”) to existing shareholders and certain related parties and, on July 24, 2018, a private placement with Hankey Capital LLC (“Hankey Capital”) in the aggregate amount of $3,869,979 and secured a credit facility with Hankey Capital for $2,000,000. In the Rights Offering the Company issued 330,325 shares to four shareholders, including 329,674 shares to certain related parties (the “Rights Shares”) and issued 3,539,654 shares to Hankey Capital (the “Hankey Shares”) pursuant to a Securities Purchase Agreement.

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

The Company has $9,000,000 in principal amount of Convertible Notes outstanding with Hankey Capital, a related party. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share.

Additionally we have a credit facility of $2,000,000 to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2019. Draws bear interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2018, the Company had not drawn any funds under the facility. We drew down an additional $700,000 of working capital under the credit facility during March 2019.

Since all of the Notes and Credit Facility Line mature on December 31, 2019, the Company will be required to obtain an extension, refinance the Notes or obtain alternative funding to replace the Notes and Credit Facility. No assurance can be given that any of these alternatives will be available.

The Convertible Notes held by Hankey Capital are secured by 20,638,298 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equity to 50% (the “Collateral Shares”). The number of shares in the Collateral Shares shall be adjusted on a yearly basis. A Collateral Shares adjustment of 18,009,696 shares of Common Stock was issued during the year ended December 31, 2018. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. The Collateral Shares are contractually restricted from transfer or sale. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned return and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 87% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $9,000,000 at December 31, 2018. We drew down an additional $700,000 of working capital under a $2,000,000 secured credit facility during March 2019. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

As of December 31, 2018 and 2017, we had cash of $955,374 and $690,279, respectively.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2018 and 2017:

Operating activities

During the year ended December 31, 2018 and 2017, cash used in operating activities was $4,104,884 and $3,330,096 respectively. Cash expenditures for the year ended December 31, 2018 increased primarily due to the commencement of our large animal pivotal study. Management continues a 20% deferral of wages and the Board a 50% deferral of cash compensation.

Financing activities

During the year ended December 31, 2018, cash provided by financing activities of $4,369,979 resulted from the March 2018 equity purchase of common stock and the July 2018 Rights Offering and the private placement with Hankey Capital. During the year ended December 31, 2017, cash provided in financing activities of $3,400,000 resulted from the February and August 2017 convertible notes and the equity purchase of $700,000 of common stock.

Application of Critical Accounting Policies

We believe that our critical accounting policies are as follows:

●	Research and Development Costs;

●	Stock Based Compensation;

●	Fair Value of Financial Instruments;
●	Collateral Shares.

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

Research and Development Costs

Research and development costs include, but are not limited to, payroll and other personnel expenses, consultants, expenses incurred under agreements with contract research and manufacturing organizations and animal clinical investigative sites and the cost to manufacture clinical trial materials. Costs related to research, design and development of products are charged to research and development expense as incurred.

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 2 to the Consolidated Financial Statements of this report.

Collateral Shares

The Company accounts for the common shares issued as collateral for convertible promissory notes, whether upon original issuance or upon the required annual adjustment, as debt issuance costs in the form of a loan processing fee, which is determined by reference to the par value of the Company’s common stock, with a corresponding charge to operations when such collateral shares are issued. The collateral shares are subject to significant contractual restrictions limiting their sale or transfer. As these common shares have been issued to and are held by the lender, and are contingently returnable to the Company under certain conditions, such shares are considered as issued and outstanding on the Company’s balance sheet, but are not included in earnings per share calculations for all periods presented.

In the event of an uncured event of default, the Company will record a charge to operations to recognize that the collateral shares are no longer owned or controlled by the Company, and such prospective charge to operations would be based on the fair market value of the collateral shares at that time, and which would be classified as a cost of debt capital and recognized as a charge to operations.

Recently Issued Accounting Standards

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2018. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, we identified a material weakness in internal controls over financial reporting as of December 31, 2018 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2017, we did not maintain effective controls over the accounting for the occurrence, valuation, rights and obligations and presentation and disclosure of non-routine complex transactions. Specifically, we did not have effective controls surrounding the documentation, evaluation and review of the technical accounting considerations that were adequately designed to determine whether the transactions were accounted for appropriately. This control deficiency resulted in a misstatement of our prepaid expenses to related parties, shares to be issued, additional paid in capital, general and administrative expenses, other income (expense), and net loss. The misstatement was a result of certain non-cash transactions with consultants and the accounting for modifications to the terms of certain debt and warrant agreements, and resulted in the restatement of the Company’s consolidated financial statements for the fiscal year 2016, each of the quarters of fiscal 2016 and the first three quarters of fiscal 2017. Additionally, this control deficiency could result in a misstatement of account balances or disclosures associated with non-routine complex transactions that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. Because of the material weakness, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control - Integrated Framework (1992) issued by the COSO.

Changes in Internal Control over Financial Reporting

During the fourth quarter, management implemented a third-party review of all non-routine transactions.

We believe that the controls that were implemented will improve the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of March 12, 2019:

Name	Age	Position
Stephen R. LaNeve	59	Chief Executive Officer and President and Director
Jeffrey Frelick	53	Chief Operating Officer
Deina H. Walsh	54	Chief Financial Officer
Don Hankey	75	Chairman of the Board of Directors
John Booth	64	Director
Bruce Stroever	68	Director
Bret Hankey	41	Director

Stephen R. LaNeve: Chief Executive Officer and President

Stephen R. La Neve has served as our Chief Executive Officer since August 17, 2015. He brings thirty-five years of health care experience, leadership and success. Prior to his current position, Steve held leadership roles in the device and diagnostic segments which include: CEO and president of Etex Corporation; president of Becton Dickinson’s Pre-Analytical Systems business; president of Medtronic’s $3.5b Spine and Biologics business; and president of Medtronic’s then second largest country business unit, Medtronic Japan. He also served as senior vice president and executive vice president at Premier, one of the largest GPOs in the United States and ran the global Injection Systems business unit for Becton Dickinson. Additionally, Mr. LaNeve has held a number of commercial leadership roles at Becton Dickinson, Roche Diagnostics and E Merck Diagnostic Systems in sales, marketing, strategic planning and project management both in the US and outside the US. He serves on the board of directors for SkelRegen, LLC and Life Science Enterprise, and has served on the Board of Rapid Pathogen Screening, Inc. (RPS) up through its sale of the eye-care business. Mr. La Neve has consulted for private equity companies in the medical device area. Mr. LaNeve holds a B.S. in Health Planning and Administration from the Pennsylvania State University, an M.B.A. from West Chester University, and is a member of the Omicron Delta Epsilon honor society for academic excellence in economics.

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

Don Hankey: Chairman of the Board of Directors

Mr. Hankey holds his BA and post-graduate work from the University of Southern California. At age 27, Mr. Hankey became Vice President of a major investment banking firm, which would later become part of USB Paine Weber. Mr. Hankey acquired Midway Ford in 1972 and founded Hankey Investment Company in 1982. During the 1980s Mr. Hankey’s organization grew its portfolio and established a foothold in the financial services industry. Mr. Hankey has incorporated technology into every aspect of the Hankey Group of companies improving efficiencies and outcomes. Mr. Hankey has been the manager of Hankey Capital, LLC, since its formation in 2002. Given Mr. Hankey’s financial experience, the Company believes he is well qualified to serve as the Chairman of the Board of Directors.

Bruce Stroever: Director

Mr. Stroever has forty years of product development and general management experience in the medical device and orthobiologics fields. Mr. Stroever joined MTF in late 1988 as General Manager and and retired in mid-2018 from his position as the President and Chief Executive Officer of MTF. He served as MTF’s President since his appointment in 1992 and as Chief Executive Officer since 1996. Under Mr. Stroever’s leadership, MTF grew to be the largest tissue bank in the world providing over 500,000 grafts per year with revenues over $400 million. From 1971 to 1988, Mr. Stroever held several positions with Ethicon, Inc., a Johnson & Johnson, Inc. subsidiary. Mr. Stroever currently serves on the advisory board for the New Jersey Organ and Tissue Sharing Network. He was elected to the Board of Governors of the American Association of Tissue Banks for a three year term in 1999 and subsequently in 2012. He was a founding member of the Tissue Policy Group subsidiary of the AATB and served as its Chairman for two terms. Mr. Stroever has served as the Chairman of Bone’s Board of Directors since 2012. Mr. Stroever received his B.E. in Mechanical/Chemical Engineering from Stevens Institute of Technology in 1972 and a Masters of Science in Bioengineering from Columbia University in 1977.

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

Family Relationships

Don Hankey is the father of Bret Hankey.

Board of Directors and Corporate Governance

Our Board of Directors currently consists of five (5) members, consisting of Don Hankey, Bruce Stroever, John Booth, Bret Hankey, and Stephen R. LaNeve.

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee. The Board of Directors met or acted by written consent 11 times during 2018.

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

Our audit committee consists of John Booth, as Chairman. Jimmy Delshad was a member of the audit committee. He resigned effective August 1, 2018. The Audit committee met four times during 2018.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

Our compensation committee consists of John Booth, as Chairman. Jimmy Delshad was a member of the compensation committee. He resigned effective August 1, 2018. The compensation committee met once during 2018.

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

Our nominating and corporate governance committee consists of John Booth. Jimmy Delshad was a member of the compensation committee. He resigned effective August 1, 2018. The nominating and corporate governance committee met once during 2018.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Don Hankey failed to file one report of one transaction.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by its named executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)(1)	All Other Compensation ($)	Total Compensation ($)

Stephen R. LaNeve, Chief Executive Officer,	2018	$400,000		$-	$-		$100,000		$500,000
President, Director	2017	$400,000		$-	$-		$100,000		$500,000

Jeffrey Frelick, Chief Operating Officer	2018	$240,000		$-	$-		$60,000		$300,000
	2017	$240,000		$-	$-		$60,000		$300,000

Deina Walsh, Chief Financial Officer	2018	$160,000		$-	$-		$40,000		$200,000
	2017	$160,000		$-	$-		$40,000		$200,000

(1)	Pursuant to the October 2017 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation.

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

There was no bonus accrual during the year ended December 31, 2018. During the year ended December 31, 2017, Mr. LaNeve received bonus of $280,000 consisting of a restricted stock grant.

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

There was no bonus accrual during the year ended December 31, 2018. During the year ended December 31, 2017, Mr. Frelick received bonus of $120,000 consisting of a restricted stock grant.

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

Deina H. Walsh, Chief Financial Officer:

Base Salary: Ms. Walsh’s base salary is $200,000.

Bonus: During each calendar year beginning in 2017, Ms. Walsh shall be eligible to earn an annual target bonus of thirty-five percent (35%) of her base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the board of directors, or any compensation committee thereof, (after considering any input or recommendations from Ms. Walsh) within sixty (60) days following the beginning of each calendar year during Ms. Walsh’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Ms. Walsh must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than thirty-five percent (35%) of Ms. Walsh’s base salary.

There was no bonus accrual during the year ended December 31, 2018. During the year ended December 31, 2017, Ms. Walsh received bonus of $56,000 consisting of a restricted stock grant.

Stock Options: On November 4, 2014, Ms. Walsh was granted an option to purchase 0.75% or 23, 983 of the Company’s fully diluted shares of common stock. The option was granted under Company’s stock plan and related stock option documents. The Option was intended to be an “incentive stock option” (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to the greatest extent permitted under the code. The option has an exercise price of $10.00 per share, equal to the price of the shares awarded under the Merger Agreement in connection with the Merger. As a condition of receipt of the option, Ms. Walsh was required to sign Company’s standard form of stock option agreement and the option is subject to the terms and conditions of the plan, the option agreement and her employment agreement. The option vests over a three-year period from the effective date subject to Ms. Walsh’s continued Service (as defined in the plan), with 33.33% of the shares subject to the option becoming vested and exercisable on the date that Ms. Walsh’s employment agreement is executed, 33.33% of the shares subject to the option becoming vested and exercisable on the date that is twelve (12) months after the effective date, and 33.34% of the shares subject to the option vesting and becoming exercisable on the date that is twenty four (24) months after the effective date; provided, however, that all unvested shares subject to the option (and any additional equity awards hereafter issued by Company to Ms. Walsh pursuant to the plan) shall fully vest and be exercisable if Ms. Walsh’s service ceases as a result of a “qualifying termination” occurring on or within twelve (12) months after a “change in control.”

On December 1, 2015, Ms. Walsh is entitled to purchase 46,580 shares of Common Stock of the Company as of the date of the grant on the condition that i) the exercise price was the current market price on the date of the grant; and ii) 15,526 of the shares underlying the grant shall vest on the first anniversary of the execution of the Letter Agreement, 15,527 of the shares underlying the grant shall vest on the second anniversary of the execution of the Letter Agreement and 15,527 of the shares underlying the grant shall vest on the third anniversary of the Letter Agreement. Any portion of the stock option grant that is unvested on the date of her termination shall be forfeited on such date of termination except: (i) in the case of termination by the Company without cause; and (ii) upon a change in control (as defined in the equity incentive plan) of the Company, which shall result in the immediate accelerated vesting of all options granted but unvested under the letter agreement as of (i) or (ii). such options shall be subject to the terms of the equity incentive plan and stock option agreements which shall be entered into at a later mutually agreed-upon date to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, she shall be provided an opportunity to invest in the Company such that her interest, at her option, remains un-diluted or partially diluted.

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

Potential Payments upon Termination of Change in Control

None.

Changes to Potential Payments upon Termination of Change in Control

None.

Consulting Agreements for Executives

None other than noted above.

Grants of Plan-Based Awards

None.

Executives Outstanding Equity Awards at Fiscal Year End

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen R. LaNeve, Chief Executive Officer, President, Director	May 27, 2017	53,829	-	-	$20.50	May 27, 2026	-	-	-	-
	December 28, 2015	208,120	-	-	$15.90	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	17,656	$16,597
Jeffrey Frelick, Chief Operating Officer	May 27, 2017	26,915	-	-	$20.50	May 27, 2026	-	-	-	-
	December 28, 2015	104,060	-	-	$15.90	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	7,739	$7,275

Deina Walsh, Chief Financial Officer	December 28, 2015	6,491	-	-	$15.90	December 27, 2025	-	-	-	-
	December 28, 2015	46,580	-	-	$15.90	December 27, 2025	-	-	-	-
	December 28, 2015	17,492	-	-	$15.90	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	3,954	$3,717

Director Compensation

The following table shows information regarding the compensation earned during the year ended December 31, 2018 by the members of our board of directors.

Name	Fees Earned or Paid in Cash(2)	Option Awards	Share Awards	Total
Bruce Stroever(1)	$-	$-	-	$-
Don Hankey(1)	-	-	-	-
John Booth	17,500	50,000	-	67,500
Jimmy Delshad(3)	7,292	25,000	-	32,292
Bret Hankey(1)	-	-	-	-

Total	$24,792	$75,000	$-	$99,792

(1)	Non-independent director. No compensation paid per our Non-Employee Director Compensation Policy.

(2)	Pursuant to the October 2017 Note Purchase Agreement, the Board of Directors authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

(3)	Mr. Delshad resigned effective August 1, 2018.

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

Pursuant to the October 2017 Note Purchase Agreement, the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock as of March 25, 2019, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its Common Stock, each director, each named executive officer, and all of its directors and named executive officers as a group.

Name of Beneficial Owner or Identity of Group	Title of Class	Shares(1)		Percentage

5% or greater stockholders:

The Musculoskeletal Transplant Foundation, Inc. 175 May Street Edison, NJ 08837	Common Stock	1,563,582	(2)	5.9%

Hankey Capital, LLC 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	25,063,903	(3)	88.0%

Executive Officers and Directors:

Don R. Hankey 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	25,699,783	(4)	90.2%

Stephen LaNeve, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	261,949	(5)	1.0%

Jeffrey Frelick, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	130,975	(6)	0.5%

Deina H. Walsh, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	70,563	(7)	0.3%

Bruce Stroever 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803 (8)	Common Stock	-		-

John Booth, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	14,228	(9)	0.1%

Bret Hankey, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	28,034		0.1%

Total Officers and Directors as a Group (7 persons)	Common Stock	26,205,532	(10)	90.5%

(1)	Based on 27,938,243 issued and outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable 60 days from our report date.

(2)	Consists of 1,479,243 shares, 79,339 shares underlying warrants exercisable within 60 days and 5,000 shares underlying stock options exercisable within 60 days.

(3)	Consists of 3,867,870 shares, 20,638,298 collateral shares for which Hankey Capital has voting rights and 557,735 shares issuable upon exercise of warrants issued exercisable within 60 days. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital. Excludes shares issuable upon draws under a credit facility provided by Hankey Capital.

(4)	Mr. Hankey is the Manager of Hankey Capital. Mr. Hankey is the beneficial owner of 25,699,783 shares of the Company consisting of 3,867,870 shares owned by Hankey Capital, 20,638,298 collateral shares for which Hankey Capital has voting rights, 361,640 shares owned by the Don Hankey Trust (the “Trust”) of which Mr. Hankey is the Trustee, 274,240 shares held by H&H Funding LLC of which Mr. Hankey is the sole manager and 557,735 shares issuable upon exercise of warrants issued to Hankey Capital. Hankey Capital is owned by Hankey Investment Company LP (“HIC”) of which the Trust owns a 66.09% interest. The general partner of HIC is Knight Services Inc. of which the Trust is the sole owner. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital.

(5)	Includes 261,949 shares underlying stock options exercisable within 60 days.
(6)	Includes 130,975 shares underlying stock options exercisable within 60 days.

(7)	Includes 70,563 shares underlying stock options exercisable within 60 days.

(8)	Mr. Stroever is the past President and Chief Executive Officer of the Musculoskeletel Transplant Foundation, Inc.

(9)	Includes 12,145 shares underlying stock options exercisable within 60 days.

(10)	Consisting of 4,533,867 shares, 20,638,298 collateral shares for which Hankey Capital has voting rights, 557,735 shares issuable upon exercise of warrants and 475,632 shares underlying stock options exercisable within 60 days. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital.

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

Hankey Capital LLC - please refer to Liquidity and Capital Resources section of the MD&A

Musculoskeletal Transplant Foundation (MTF)

On August 18, 2017, the Company entered into a share purchase agreement with MTF, pursuant to which MTF purchased from the Company an aggregate of 23,333 shares of common stock of the Company at a price per share equal to $30.00 for total proceeds of $700,000.

On May 23, 2018, pursuant to the August 2017 share purchase agreement with MTF, the Company issued 46,667 shares of common stock to equal the most favorable terms of the private placement offering.

Bruce Stroever, Director, is the past President and Chief Executive Officer of MTF.

Founders

The Company entered into a Letter Agreement dated September 24, 2015, with each of Dr. Chia Soo, Dr. Eric Kang Ting and Dr. Ben Wu (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agrees to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 115,385 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement) and are currently reported as Shares to be Issued. During the year ended December 31, 2018, 115,385 shares were issued pursuant to the Letter Agreement.

Effective January 8, 2016, the Company entered into separate Professional Services Agreements with each of the Founders. Pursuant to each of the Agreements, each Founder agreed to provide certain services to the Company, including providing strategic advice and strategic introductions to the Company’s management team as well as specific services set forth on an Exhibit to each Agreement. The Agreements are substantially identical. In consideration for the services to be rendered under the applicable Agreement, each Founder was granted a 10-year stock option (the “Options”) to purchase 180,036 shares of the Company’s common stock corresponding to 4% of the Company’s outstanding common stock, on a fully diluted basis, at an exercise price of $15.90 (post reverse split) per share. Additionally, beginning January 1, 2017, the Company was to pay each Founder an annual consulting fee of $200,000 in cash or, at the option of the Company, in shares of its common stock valued as provided in the Agreement. On June 1, 2016, the Company agreed to issue to each Founder a 10-year stock option to purchase 3,310 shares of the Company’s common stock at an exercise price of $20.50 (post reverse split) per share as an adjustment to amounts due under the Agreements. All options issued to the Founders under the Agreements immediately terminate if the Agreements are terminated for cause.

On December 13, 2016, the Company provided written notice to each of the Founders that it was terminating the Agreements for cause, indicating that absent cure of the material breach of the Agreements, termination of the Agreements was to be effective on January 12, 2017. Despite lengthy discussions with the Founders, and multiple extensions of the termination date to accommodate such discussions, the Company was unable to resolve the outstanding issues under the Agreements, and the Company provided notice that the Agreements were terminated, effective as of April 8, 2017.  The Founders have disputed the right of the Company to terminate for cause.

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

Director Independence

Our Board of Directors currently consists of five (5) members: Don Hankey, Bruce Stroever, John Booth, Bret Hankey and Stephen R. LaNeve. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that John Booth would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2). Don Hankey would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the CEO and Chairman of the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to Hankey Capital, LLC. Bruce Stroever would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he was the Chief Executive Officer of MTF, a significant shareholder of the Company. Bret Hankey would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the President of the Hankey Group and is a member of the board of directors on all major companies that comprise the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to Hankey Capital, LLC. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table sets forth the aggregate fees billed to us during the years ended December 31, 2018 and 2017.

Audit Fees

	2018	2017
Anton & Chia(1)	$-	$41,612
Weinberg & Company, P.A.	$143,476	$-

(1)	Effective December 6, 2017, Anton & Chia, LLP (“Anton”) was dismissed as the independent accountant of the Company.

Audit Related Fees

There were no fees billed to the Company by Weinberg & Company, P.A. or Anton & Chia for assurance and related services that are reasonably related to the performance of the audit related fees.

Tax Fees

Foster, Griffith and Allen, Inc.	$4,350	$4,632

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(i)	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(ii)	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1(ii) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.1	Bone Biologics Corporation September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.2	Bone Biologics Corporation June 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.3	Bone Biologics Corporation April 2013 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.3 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.4	Amendment to Bone Biologics Corporation April 2013 Warrant issued to MTF, June 2013 Warrant issued to Orthofix and September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.5	Bone Biologics Corporation March 2009 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.6 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.6	Bone Biologics Corporation Warrant issued to Chia Soo (incorporated herein by reference to Exhibit 4.8 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.7	Bone Biologics Corporation Warrant issued to Aragen Bioscience, Inc. (incorporated herein by reference to Exhibit 4.9 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.8	Bone Biologics Corporation Warrant issued to Alquest, Inc. (incorporated herein by reference to Exhibit 4.10 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.9	Bone Biologics Corporation October 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.11 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.10	Bone Biologics Corporation July 2014 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.14 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.11	Bone Biologics Corporation Warrant issued to Catherine Doll (incorporated herein by reference to Exhibit 4.15 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.12	Bone Biologics Corporation Warrant issued to Forefront Capital Markets, LLC (incorporated herein by reference to Exhibit 4.16 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.13	Bone Biologics Corporation September 2014 Warrant issued to MTF(incorporated herein by reference to Exhibit 4.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.14	Form of Registration Rights Agreement, by and between Bone Biologics Corporation, AFH, HIC and MTF (incorporated herein by reference to Exhibit 4.18 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.1	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014) +

10.2	Director Offer Letter, dated August 22, 2014, by and between John Booth and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)+

10.3	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.4	Bone Biologics Corporation Warrant issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.5	Registration Rights Agreement by and between Bone Biologics Corporation and Hankey Capital, LLC, dated October 24, 2014 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.6	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.7	Bone Biologics Corporation Warrant issued to Hankey Capital, LLC on May 4, 2015 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.8	Chief Executive Officer Employment agreement, dated June 8, 2015 by and between Bone Biologics Corporation and Stephen R. LaNeve (incorporated herein by reference to Exhibit 10.1 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)+

10.9	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.2 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)+

10.10	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.11	Chief Financial Officer full time Employment agreement, dated November 9, 2015, by and between Bone Biologics Corporation and Deina H. Walsh (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 13, 2015)+

10.12	Independent Contractor Agreement, dated November 13, 2015, by and between the Company and Consultant (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 16, 2015)

10.13	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.14	Amendment to Director Offer Letter by and between The Musculoskeletal Transplant Foundation and Bone Biologics Corporation and MTF Option Grant Package (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.15	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.16	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.17	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.18	AFH Letter of Intent dated May 6, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.19	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.20	Stock Purchase Agreement with Orthofix, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.21	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.22	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.23	Bone Biologics Corporation Warrant issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.24	Registration Rights Agreement between the Company and Hankey Capital dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.25	Separation Agreement, dated as of February 29, 2016, effective March 14, 2016 between the Company and William Jay Treat (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed March 15, 2016)

10.26	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of August 18, 2017 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.27	Amended and Restated Exclusive License Agreement, dated as of August 18, 2017, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.28	Subscription Agreement dated as of March 26, 2018 with Orthofix Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed March 29, 2018)

10.29	Note Purchase Agreement with Hankey Capital, LLC dated as of May 14, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.30	Bone Biologics Corporation Note issued to Hankey Capital, LLC (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.31	Securities Purchase Agreement with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.32	Form of Convertible Secured Note (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.33	Second Amendment to Convertible Secured Term Note (October 24, 2014 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.34	Second Amendment to Convertible Secured Term Note (May 4, 2015 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.35	First Amendment to Convertible Secured Term Note (February 24, 2016 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.36	Amendment to Securities Purchase Agreement dated as of July 16, 2018 between the Company and Hankey Capital. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 19, 2018)

10.37	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

14.1	Code of Ethics

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Weinberg & Company *

24.1	Power of Attorney (included on signature page of this Form 10-K)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2018.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2018.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2019	BONE BIOLOGICS CORPORATION

	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Stephen R. LaNeve
Stephen R. LaNeve	Chief Executive Officer (Principal Executive Officer)	March 29, 2019

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2019

/s/ Bruce Stroever
Bruce Stroever	Director	March 29, 2019

/s/ Bret Hankey
Bret Hankey	Director	March 29, 2019

/s/ John Booth
John Booth	Director	March 29, 2019

/s/ Don R. Hankey
Don R. Hankey	Director	March 29, 2019

Bone Biologics Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2018 the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2018 had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 29, 2019

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets

Current assets
Cash	$955,374	$690,279
Prepaid expenses	85,288	105,234

Total current assets	1,040,662	795,513

Property and equipment, net	50	146

Total assets	$1,040,712	$795,659

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$197,220	$720,128
Current portion of notes payable – related party	9,000,000	-
Deferred compensation	441,667	241,667

Total current liabilities	9,638,887	961,795

Notes payable – related party, net of debt discount of $0 and $770,313, respectively	-	8,229,687

Total liabilities	9,638,887	9,191,482

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 26,448,881 and 4,328,080 shares issued and outstanding at December 31, 2018 and 2017, respectively	26,449	4,328
Additional paid-in capital	54,990,797	48,961,794
Common stock to be issued to related parties; -0- and 115,385 shares at December 31, 2018 and 2017, respectively	-	1,823,077
Accumulated deficit	(63,615,421)	(59,185,022)

Total stockholders’ deficit	(8,598,175)	(8,395,823)

Total liabilities and stockholders’ deficit	$1,040,712	$795,659

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development
Trade	104,490	1,415,485
Related party (includes Founders stock-based compensation of -0- and ($2,744,749) for the years ended December 31, 2018 and 2017, respectively)	-	(2,744,749)
General and administrative	2,686,399	3,955,856

Total operating expenses	2,790,889	2,626,592

Loss from operations	(2,790,889)	(2,626,592)

Other expenses
Interest expense - related party	(1,229,487)	(4,423,380)
Loss on debt extinguishment - related party	(408,294)	-

Total other expenses	(1,637,781)	(4,423,380)

Loss before provision for income taxes	(4,428,670)	(7,049,972)

Provision for income taxes	1,729	1,600

Net loss	$(4,430,399)	$(7,051,572)

Weighted average shares outstanding - basic and diluted	5,025,683	3,893,280

Loss per share - basic and diluted	$(0.88)	$(1.81)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance at December 31, 2016	3,882,861	3,883	41,942,792	1,823,077	(52,133,450)	(8,363,698)

Fair value of vested stock options issued to employees	-	-	1,615,022	-	-	1,615,022

Fair value of unvested stock options issued to consultants	-	-	545,700	-	-	545,700

Fair value of vested stock options issued to related parties	-	-	(2,744,749)	-	-	(2,744,749)

Beneficial conversion feature of notes recorded as debt discount	-	-	2,700,000	-	-	2,700,000

Issuance of common stock upon exercise of stock options	1,538	2	(2)	-	-	-

Shares issued to a related party for cash	23,333	23	699,977	-	-	700,000

Issuance of common stock upon conversion of related party debt and accrued interest	420,348	420	4,203,054	-	-	4,203,474

Net Loss	-	-	-	-	(7,051,572)	(7,051,572)

Balance at December 31, 2017	4,328,080	4,328	48,961,794	1,823,077	(59,185,022)	(8,395,823)

Fair value of vested stock options issued to employees	-	-	516,638	-	-	516,638

Fair value of unvested stock options issued to consultants	-	-	(1,125,080)	-	-	(1,125,080)

Shares issued for cash	25,000	25	492,475	-	-	492,500

Fair value of shares issued in settlement of bonus payable	23,146	23	455,977	-	-	456,000

Shares issued to related party upon net settlement of warrants	30,847	31	(31)	-	-	-

Shares issued to related party under anti-dilution provision	46,667	47	(47)	-	-	-

Shares issued to a related party for cash	3,539,654	3,540	3,536,114	-	-	3,539,654

Shares issued upon close of rights offering (including 329,674 shares to related parties)	330,325	330	329,995	-	-	330,325

Share adjustment for stock split rounding	81	-	-	-	-	-

Issuance pursuant founders agreement	115,385	115	1,822,962	(1,823,077)	-	-

Shares issued to related party for collateral pursuant to outstanding secured convertible note agreements	18,009,696	18,010	-	-	-	18,010

Net Loss	-	-	-	-	(4,430,399)	(4,430,399)

Balance at December 31, 2018	26,448,881	$26,449	$54,990,797	$-	$(63,615,421)	$(8,598,175)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017

Cash flows from operating activities
Net loss	$(4,430,399)	$(7,051,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96	96
Debt discount amortization	340,735	3,327,488
Debt issuance costs amortization	21,283	39,177
Stock-based compensation	516,638	1,615,022
Founders’ Stock-based compensation	-	(2,744,749)
Options issued to consultants	(1,125,080)	545,700
Loss on debt extinguishment	408,294	-
Issuance costs of shares issued to related party for collateral pursuant to outstanding secured convertible note agreements	18,010	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,447	(24,711)
Accounts payable and accrued expenses	(66,908)	763,453
Deferred compensation	200,000	200,000

Net cash used in operating activities	(4,104,884)	(3,330,096)

Cash flows from financing activities
Proceeds from issuance of common stock	4,369,979	700,000
Proceeds from issuance of note payable	600,000	2,700,000
Repayment of note payable	(600,000)	-

Net cash provided by financing activities	4,369,979	3,400,000

Net increase in cash	265,095	69,904

Cash, beginning of year	690,279	620,375
Cash, end of year	$955,374	$690,279

Supplemental information
Interest paid - related party	$821,958	$516,375
Income taxes paid	$1,729	$1,600
Supplemental non-cash investing and finance activities:
Beneficial conversion feature of notes payable	$-	$2,700,000
Prepaid offering costs netted against proceeds from issuance of common stock	$7,500	$-
Shares issued in settlement of bonus payable	$456,000	$-

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

On July 16, 2018, the Company closed a rights offering in which Hankey Capital purchased 3,539,654 shares of the Company’s Common Stock and executed amendments (the “Amendments”) to the convertible promissory notes (the “Existing Convertible Notes”) payable to Hankey Capital and dated October 24, 2014, May 4, 2015 and February 24, 2016. The Amendments reduced the conversion price of the Existing Convertible Notes from $15.80 per share to $1.00 per share and extended the maturity date of the February 24, 2016 convertible promissory note from February 24, 2019 to December 31, 2019. As a result of the share issuance and Amendments, Hankey Capital and Don Hankey, the Chairman of the Company’s Board of Directors, acquired a majority of the voting common shares issued and outstanding and thus effective control of the Company.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2018 has incurred accumulated losses of approximately $63.6 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $10.3 million. The accompanying consolidated financial statements for the year ended December 31, 2018 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $8,598,175 at December 31, 2018, and incurred a net loss of $4,430,399, and used net cash in operating activities of $4,104,884 during the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company closed $500,000 of equity financing in March 2018 and $600,000 of debt financing in May 2018. On July 16, 2018, the Company closed a Rights Offering (“Rights Offering”) to existing shareholders and certain related parties and, on July 24, 2018, a private placement with Hankey Capital LLC (“Hankey Capital”) in the aggregate amount of $3,869,979 and secured a credit facility with Hankey Capital for $2,000,000. In the Rights Offering the Company issued 330,325 shares to four shareholders, including 329,674 shares to certain related parties (the “Rights Shares”) and issued 3,539,654 shares to Hankey Capital (the “Hankey Shares”) pursuant to a Securities Purchase Agreement.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 87% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $9,000,000 at December 31, 2018. We drew down an additional $700,000 of working capital under a $2,000,000 secured credit facility during March 2019. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Reclassification

Certain amounts totaling $135,697 previously reflected in the prior-period financial statements as research and development expense have been reclassified to general and administrative expense to conform to the presentation in the current-period financial statements.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the accrual for potential liabilities, the valuation of debt and equity instruments, stock options and warrants issued for services, and deferred tax valuation allowances. Actual results could differ from those estimates.

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

During the year ended December 31, 2017, the fair value of shares ranged between $19.70 to $20.05 (post reverse-split). During the period January 1, 2018 through June 30, 2018, the Company utilized $20.00 (post reverse split) per share as the fair value of its common stock for accounting purposes based on one common stock transaction with an investor during March 2018. Subsequently, based on the analysis as described below, management determined that the fair value of the Company’s common stock for accounting purposes was $0.94 per share. The reduction in the fair value of the Company’s common stock from $20.00 per share to $0.94 per share resulted in a reversal of certain stock-based compensation charges related to options held by a consultant recorded during the year and thus a credit balance in certain operating accounts for the year ended December 31, 2018.

In drawing its conclusions, management considered various relevant factors, including the work of an independent third party valuation firm engaged to provide a valuation analysis as of July 24, 2018, which indicated a valuation of $0.94 per common share. Management also took into account the recent cash transaction price for the Company’s common stock pursuant to a July 2018 Rights Offering to all common stockholders, which resulted in the sale of common shares to an affiliate of the Company and parties related to such affiliate at a slightly higher price of $1.00 per share. The Company entered into a series of interrelated transactions with such affiliate at the same $1.00 price per share during the year ended December 31, 2018.

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

Research and Development Costs

Research and development costs include, but are not limited to, payroll and other personnel expenses, consultants, expenses incurred under agreements with contract research and manufacturing organizations and animal clinical investigative sites and the cost to manufacture clinical trial materials. Costs related to research, design and development of products are charged to research and development expense as incurred.

Patents and Licenses

Effective August 18, 2017, the Company entered into an Amended and Restated Exclusive License Agreement (the “Restated License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Restated License Agreement amends and restates the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. See Note 9 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of NELL-1, which was de minimis, and costs to file patent applications related to NELL-1.

The Company expenses the costs incurred to file patent applications, all costs related to abandoned patent applications and maintenance costs, and these costs are included in general and administrative expenses. Costs associated with licenses acquired to be able to use products from third parties prior to receipt of regulatory approval to market the related products are also expensed. The Company’s licensed technologies may have alternative future uses in that they are enabling (or platform) technologies that can be the basis for multiple products that would each target a specific indication. Costs of acquisition of licenses are expensed.

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

In light of the lack of an “established trading market”, the fair value of the shares was determined based on factors discussed in “Fair Value of Financial Instruments” above. Pursuant to ASU No. 2016-09 – Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures when they occur.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at December 31, 2018 and 2017.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of December 31, 2018 and 2017.

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

Collateral Shares

The Company accounts for the common shares issued as collateral for convertible promissory notes, whether upon original issuance or upon the required annual adjustment, as debt issuance costs in the form of a loan processing fee, which is determined by reference to the par value of the Company’s common stock, with a corresponding charge to operations when such collateral shares are issued. The collateral shares are subject to significant contractual restrictions limiting their sale or transfer. As these common shares have been issued to and are held by the lender, and are contingently returnable to the Company under certain conditions, such shares are considered as issued and outstanding on the Company’s balance sheet, but are not included in earnings per share calculations for all periods presented.

In the event of an uncured event of default, the Company will record a charge to operations to recognize that the collateral shares are no longer owned or controlled by the Company, and such prospective charge to operations would be based on the fair market value of the collateral shares at that time, and which would be classified as a cost of debt capital and recognized as a charge to operations.

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Shares issued for collateral for outstanding loans are excluded from weighted average shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the years ended 2018 and 2017, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Warrants	845,096	1,039,082
Stock options	843,648	839,722
Convertible promissory notes	9,000,000	959,620
	10,688,744	2,838,424

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2018	December 31, 2017
Accounts payable	$125,203	$216,903
Accrued bonus	-	456,000
Deferred Directors’ fees	72,017	47,225
	$197,220	$720,128

4. Notes Payable - Related Parties

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2018	December 31, 2017

(A) First Secured Convertible Note	10/24/14	12/31/19	9.25%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/19	9.25%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/19	9.25%	2,000,000	2,000,000
				9,000,000	9,000,000
Less: Debt discount				-	(724,606)
Less: Debt issuance costs				-	(45,707)
Net Notes payable				$9,000,000	$8,229,687

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note.

Converted Promissory Notes

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

Per the terms of the Convertible Notes, these loans and unpaid accrued interest in the aggregate amount of $1,325,800 converted into 1,325,800 shares of common stock on December 31, 2017.

On February 10, 2017 and August 18, 2017 pursuant to three note purchase agreements, the Company issued MTF and Hankey Capital convertible promissory notes in the aggregate amount of $2,700,000 (“Convertible Notes”). The Convertible Notes mature on December 31, 2017 (the “Maturity Date”) and bear interest at an annual rate of interest of 8.5% until maturity. Prior to the Maturity Date, each of MTF and Hankey Capital has a right, in its sole discretion, to convert their Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share. Also, if the Convertible Notes are not paid by the Maturity Date, they will be automatically converted in shares of Common Stock at a conversion price of $1.00 per share. In the event of a financing resulting in gross proceeds of at least $5,000,000, the holders of the Convertible Notes will be required to convert their Convertible Notes into the same securities issued in such financing at the same price per share. The Convertible Notes are secured by all of the Company’s assets. The Company has granted piggyback registration rights with respect to the Conversion Shares. As of February 10, 2017 and August 18, 2017, the conversion prices of the notes was less than the market price of shares of the Company’s common stock. As such, the Company recognized an aggregate beneficial conversion feature of $2,700,000 which was considered to be a debt discount upon issuance of the notes and will be amortized as interest over the terms of the notes or in full upon the conversion of the notes.

Per the terms of the Convertible Notes, these loans and unpaid accrued interest in the aggregate amount of $2,877,673 converted into 2,877,673 shares of common stock on December 31, 2017.

Collateral

The aggregate Convertible Notes are secured by an aggregate of 19,148,936 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral”). The number of shares in the Collateral shall be adjusted on a yearly basis. A Collateral adjustment of 18,009,696 shares of Common Stock was issued during the year ended December 31, 2018. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral shares shall be returned return and cancelled. Hankey Capital will also return Collateral shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

Debt Amendments

On February 24, 2016, the First and Second Secured Convertible Notes were modified to extend the maturity date to December 31, 2019, fix the conversion price at $15.80 and the warrants were amended to extend their expiration date by two years. The Company determined that the extension of the convertible notes’ maturity dates and the warrants’ expiration dates resulted in a debt extinguishment for accounting purposes since the change in fair value of the warrants as a result of the extension of their expiration dates was more than 10% of the original value of the convertible notes. As such, the Company recorded the notes at their aggregate fair value of $7,000,000.

In connection with the financing that closed on July 16, 2018, as discussed in Note 6, the Company and Hankey Capital executed amendments (the “Amendments”) to the First, Second and Third convertible secured term notes (the “Existing Convertible Notes”). The Amendments change Hankey Capital’s conversion price from $15.80 per share to $1.00 per share on a post reverse stock split basis on the Existing Convertible Notes and extends the maturity date of the Third Convertible Note from February 24, 2019 to December 31, 2019. The Amendments became effective on the closing of the rights offering, July 16, 2018. The Company determined that the change in the conversion prices of the Existing Convertible Notes and extension of the Third Convertible Note’s maturity date resulted in debt extinguishments for accounting purposes since the change in fair value of the conversion options was more than 10% of the original value of the Existing Convertible Notes. During the year ended December 31, 2018, the Company recorded a loss on extinguishment of debt totaling $408,294 for the remaining unamortized debt discount and debt issuance costs.

The total debt discount amortization related to our outstanding debt for the years ended December 31, 2018 and 2017, was $340,735 and $3,327,448, respectively. The unamortized debt discount at December 31, 2018 was $-0-. The unamortized debt discount at December 31, 2017 was $724,606. During 2018, $383,861 of debt discount was written off as a result of the debt extinguishment.

The total debt issuance amortization related to our outstanding debt for the years ended December 31, 2018 and 2017, was $21,283 and $39,177, respectively. The unamortized debt issuance costs at December 31, 2018 was $-0-. The unamortized debt issuance costs at December 31, 2017 was $45,707. During 2018, $24,433 of debt issuance costs were written off as a result of the debt extinguishment.

5. Credit Facility

On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital will provide a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2019. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2018, the Company had not drawn any funds under the facility.

6. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2018 and December 31, 2017, the Company had an aggregate of 26,448,881 and 4,328,080 shares of common stock outstanding, respectively.

2018

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

On March 26, 2018, the Company entered into a share purchase agreement pursuant to which an aggregate of 25,000 shares of common stock of the Company were issued at a price per share equal to $20.00 ($2.00 pre-split) for net proceeds of $492,500.

In May 2018, the Company closed a private placement offering and in accordance with the terms of the anti-dilution provision of the subscription agreement, which adjusts the shares to the most favored terms of the private placement, with Musculoskeletal Transplant Foundation (“MTF”), issued to MTF 46,667 shares of common stock.

In July 2018, the Company closed a Rights Offering, issued 330,325 shares to four shareholders (including an aggregate of 329,674 shares to two related parties), and issued 3,539,654 shares to Hankey Capital pursuant to a Securities Purchase Agreement for aggregate proceeds of $3,869,979. As part of the agreement, the lender also issued to the Company a $2,000,000 credit facility (see Note 4).

In September 2018, the Company issued 115,385 shares with a value of $1,823,077 previously reflected as common stock to be issued pursuant to the Founders’ Letter Agreement dated October 2, 2015 (Note 8).

In December 2018, the Company issued an aggregate of 18,009,696 shares of common stock pursuant to collateral requirements of the three outstanding secured convertible note agreements (Note 4).

2017

On August 18, 2017, the Company sold to MTF an aggregate of 23,333 shares of common stock of the Company at a price per share equal to $3.00 for total proceeds of $700,000.

On August 18, 2017, 1,538 shares of common stock of the Company were issued from the exercise of options on a net exercise basis.

On December 31, 2017, 420,348 shares of common stock of the Company were issued upon conversion of $4,203,474 related parties’ debt and accrued interest.

Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2018 and 2017 are presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2016	1,039,082	$15.20	3.20
Granted – 2017	-	-	-
Forfeited/Expired – 2017	(12,658)	15,80	-
Exercised – 2017	-	-	-
Outstanding as of December 31, 2017	1,026,424	$15.17	2.23
Granted – 2018	-	-	-
Forfeited/Expired – 2018	(120,320)	-	-
Exercised – 2018	(61,008)	9.74	2.64
Outstanding as of December 31, 2018	845,096	$4.94	1.40

As of December 31, 2018, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
2009	$4.40	11,839	March 16, 2019
2010	$4.40	22,659	February 4, 2020
April 2013	$10.00	5,000	April 28, 2020
September 2013	$10.00	5,000	September 4, 2020
September 2013	$10.00	2,500	September 20, 2020
November 2013	$10.00	7,500	November 14, 2020
July 2014	$10.00	50,000	June 30, 2020
July 2014	$10.00	4,667	July 2, 2019
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
October 2014	$15.80	316,456	October 23, 2019
May 2015	$15.80	189,874	May 4, 2020
February 2016	$20.50	146,342	February 23, 2021

Total outstanding warrants at December 31, 2018		845,096

An aggregate of 61,008 common stock warrants were exercised on a non-cash basis resulting in the issuance of 30,847 common shares and 120,320 warrants expired during the year ended December 31, 2018. No common stock warrants were exercised and 12,658 warrants expired during the year ended December 31, 2017. The intrinsic value of the outstanding warrants on December 31, 2018 is $-0-.

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

The 2015 Equity Incentive Plan is administered by our compensation committee. Subject to the provisions of our 2015 Equity Incentive Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2015 Equity Incentive Plan and awards granted under our 2015 Equity Incentive Plan.

A summary of stock option activity for the years ended December 31, 2018 and 2017 are presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2016	1,265,617	$16.20	9.21	$4,373,120
Granted – 2017	8,034	20.50	10.00	-
Forfeited – 2017	(427,064)	16.00	8.54	-
Exercised – 2017	(6,855)	20.50	8.25	-
Outstanding as of December 31, 2017	839,732	$16.41	7.55	$4,373,120
Granted – 2018	5,222	19.70	10.00	-
Forfeited – 2018	(1,306)	-	-	-
Exercised – 2018	-	-	-	-
Outstanding as of December 31, 2018	843,648	$16.43	6.56	$-

As of December 31, 2018, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
November 2014	$15.90	17,492	December 27, 2025
August 2015	$15.90	312,180	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	80,275	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	80,744	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028

Total outstanding options at December 31, 2018		843,648

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There were -0- and 6,855 options exercised during the years ended December 31, 2018 and 2017, respectively.

There were 5,222 options granted with a fair value of $100,000 during the year ended December 31, 2018. There were 8,034 options granted with a fair value of $150,000 during the year ended December 31, 2017. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the years ended December 31, 2018 and 2017, the Company had stock-based compensation expense of $516,638 and $1,615,022, respectively, related to the vesting of stock options granted to the Company’s employees, directors, and consultants included in our reported net loss. Stock compensation expense for stock options granted to consultants recognized in the statement of operations amounted to $(1,125,080) and $545,700 at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, 1,306 options forfeited upon the resignation of one of our directors. During the year ended December 31, 2017, there were 412,531 options cancelled in conjunction with the termination of the Founders Professional Services Agreement, 2,678 options were forfeited upon the resignation of one of our directors and 11,855 options expired per the terms of the options. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations. Forfeiture reversals for the years ended December 31, 2018 and 2017 were $13,400 and $2,744,749, respectively.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Risk free interest rate	2.302%-2.984%	1.99%-2.306%
Expected life (in years)	6.24-7.75	5.5-9.0
Expected Volatility	169.33%-175.89%	135.94%-153.79%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the year ended December 31, 2018, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2017	265,304	$15.01
Granted in 2018	5,222	$19.15
Forfeited – 2018	(1,306)	$19.15
Vested in 2018	(151,759)	$14.10
Non-vested at December 31, 2018	117,464	$16.33
Exercisable at December 31, 2018	726,184	$14.33
Outstanding at December 31, 2018	843,648	$14.61

As of December 31, 2018, total unrecognized compensation cost related to unvested stock options was $22,006. The cost is expected to be recognized over a weighted average period of 1 year.

8. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2018	December 31, 2017

Current:
Federal	$-	$-
State	1,729	1,600

Total current	1,729	1,600

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$1,729	$1,600

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2018	December 31, 2017

Deferred tax assets
Net operating losses	$7,410,000	$6,618,000
Accrued expenses	688,000	651,000
R&D credits	534,000	456,000
Stock compensation	8,245,000	8,194,000

Total	16,877,000	15,919,000

Less: Valuation allowance	(16,877,000)	(15,919,000)

	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2018 and 2017 were approximately $28,286,000 and $25,096,000, respectively, and will begin to expire in 2019 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $16,877,000 at December 31, 2018. The net change in the valuation allowance for the year ended December 31, 2018 was $958,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017

Statutory federal income tax rate	21.0%	34.0%
State taxes, net of federal tax benefit	3.0%	3.8%
Nondeductible permanent items	(0.4)%	(0.2)%
Deferred tax rate change	(6.2)%	(5.7)%
Research and development credit	1.8%	0.8%
Change in valuation allowance	(19.2)%	(32.7)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2018 and 2017. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company files tax returns for U.S. Federal and State of California. The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from operations, which generally allows all tax years to remain open.

9. Related Party Transactions

Hankey Capital LLC (Hankey Capital)

Hankey Capital holds certain convertible notes of the Company as discussed in Note 4. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Hankey Group is an affiliate of Hankey Capital.

Founders

The Company entered into a Letter Agreement dated September 24, 2015, with each of Dr. Chia Soo, Dr. Eric Kang Ting and Dr. Ben Wu (collectively, the “Founders”). The Founders were three of the original shareholders of the Company. Pursuant to the Letter Agreement, the Founders agreed to deliver to the Company all past work product and past data related to NELL-1 (the “Data”) for use by the Company in its sole discretion, within the applicable licensing rights granted under the UCLA license and in exchange the Company agreed to the future issuance of an aggregate of 115,385 shares of the Company’s common stock. The Shares are to be equally distributed between the Founders upon the earlier of (i) the third anniversary of the Agreement and (ii) the occurrence of a Liquidity Event (as defined in the Letter Agreement) and are currently reported as Shares to be Issued. During the year ended December 31, 2018, 115,385 shares were issued pursuant to the Letter Agreement.

Effective January 8, 2016, the Company entered into separate Professional Services Agreements with each of the Founders. Pursuant to each of the Agreements, each Founder agreed to provide certain services to the Company, including providing strategic advice and strategic introductions to the Company’s management team as well as specific services set forth on an Exhibit to each Agreement. The Agreements are substantially identical. In consideration for the services to be rendered under the applicable Agreement, each Founder was granted a 10-year stock option (the “Options”) to purchase 180,036 shares of the Company’s common stock corresponding to 4% of the Company’s outstanding common stock, on a fully diluted basis, at an exercise price of $15.90 (post reverse split) per share. Additionally, beginning January 1, 2017, the Company was to pay each Founder an annual consulting fee of $200,000 in cash or, at the option of the Company, in shares of its common stock valued as provided in the Agreement. On June 1, 2016, the Company agreed to issue to each Founder a 10-year stock option to purchase 3,310 shares of the Company’s common stock at an exercise price of $20.50 (post reverse split) per share as an adjustment to amounts due under the Agreements. All options issued to the Founders under the Agreements immediately terminate if the Agreements are terminated for cause.

On December 13, 2016, the Company provided written notice to each of the Founders that it was terminating the Agreements for cause, indicating that absent cure of the material breach of the Agreements, termination of the Agreements was to be effective on January 12, 2017. Despite lengthy discussions with the Founders, and multiple extensions of the termination date to accommodate such discussions, the Company was unable to resolve the outstanding issues under the Agreements, and the Company provided notice that the Agreements were terminated, effective as of April 8, 2017. The Founders have disputed the right of the Company to terminate for cause.

10. Commitments and Contingencies

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

As of December 31, 2018, none of the above milestones has been met.

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

Payments to UCLA TDG under the Restated License Agreement for the years ended December 31, 2018 and 2017 were $70,627 and $130,278, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In July 2018, AFH Holding & Advisory, LLC, Amir Heshmatpour, Steve Richards, and Bessie (Chia) Soo (“Plaintiffs”) filed a verified shareholder derivative complaint (the “Complaint”) in Massachusetts federal court against Bruce Stroever, John Booth, Stephen LaNeve, Bret Hankey, James Delshad (the “Initial Defendants”), and The Musculoskeletal Transplant Foundation, Inc. (“MTF”), and also named the Company as a nominal defendant. The Complaint alleged claims for violation of Section 14(c) of the Securities Exchange Act of 1934, breach of fiduciary duties, rescission of a reverse stock split, and in the alternative rescissory damages. The Complaint focuses on the financing transaction that the Company completed with Hankey Capital in July 2018. The Initial Defendants and the Company filed motions to dismiss on September 28, 2018. After changing counsel and obtaining several extensions of time, instead of responding to the motions to dismiss, Plaintiffs filed an Amended Complaint (the “Amended Complaint”) on February 8, 2019 as a direct, instead of derivative complaint, and added two additional defendants, Don Hankey and Hankey Capital LLC (the “Added Defendants” and together with the Initial Defendants, MTF and the Company, the “Current Defendants”). The Amended Complaint asserts claims for violation of Section 14(c) of the Securities Exchange Act of 1934, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, rescission of a reverse stock split, and in the alternative rescissory damages. On February 22, 2019, the Company and the Initial Defendants filed a Motion to Dismiss the Amended Complaint. The Initial Defendants have been sued for actions taken in their capacity as directors of the Company. As such, the Company has certain indemnification obligations to the Initial Defendants. The Company and the Initial Defendants intend to vigorously defend against the allegations in the Amended Complaint. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defense fees, a judgment or settlement of the matter.

11. Subsequent Events

On March 19, 2019, the Company drew $700,000 of working capital under a $2,000,000 secured credit facility secured by 1,489,362 collateral shares of Common Stock issued by the Company in the name of Hankey Capital (see Note 4). The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2019. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears.

