Form 10-Q
period 2019-03-31
Bone Biologics Corp
filed 2019-05-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

[  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

As of May 8, 2019, there were 29,002,073 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets

Current assets
Cash	$726,407	$955,374
Prepaid expenses	87,656	85,288

Total current assets	814,063	1,040,662

Property and equipment, net	26	50

Total assets	$814,089	$1,040,712

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$594,112	$197,220
Notes payable – related party	9,700,000	9,000,000
Deferred compensation	491,667	441,667

Total current liabilities	10,785,779	9,638,887

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 27,938,243 and 26,448,881 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	27,938	26,449
Additional paid-in capital	55,022,486	54,990,797
Accumulated deficit	(65,022,114)	(63,615,421)

Total stockholders’ deficit	(9,971,690)	(8,598,175)

Total liabilities and stockholders’ deficit	$814,089	$1,040,712

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	564,333	369,011
General and administrative	624,904	727,713

Total operating expenses	1,189,237	1,096,724

Loss from operations	(1,189,237)	(1,096,724)

Other expenses
Interest expense – related party	(217,456)	(357,917)

Net Loss	$(1,406,693)	$(1,454,641)

Weighted average shares outstanding – basic and diluted	7,299,944	4,347,003

Net Loss per share – basic and diluted	$(0.19)	$(0.33)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	26,448,881	$26,449	$54,990,797	$(63,615,421)	$(8,598,175)

Fair value of vested stock options issued to employees and directors	-	-	25,724	-	25,724

Fair value of unvested stock options issued to consultant	-	-	5,965	-	5,965

Shares issued to related party for collateral pursuant to secured convertible note agreement	1,489,362	1,489	-	-	1,489

Net Loss	-	-	-	(1,406,693)	(1,406,693)

Balance at March 31, 2019	27,938,243	$27,938	$55,022,486	$(65,022,114)	$(9,971,690)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2018

(unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance at December 31, 2017	4,328,080	$4,328	$48,961,794	$1,823,077	$(59,185,022)	$(8,395,823)

Fair value of vested stock options issued to employees and directors	-	-	195,795	-	-	195,795

Fair value of unvested stock options issued to consultant	-	-	171,891	-	-	171,891

Shares issued for cash	25,000	25	492,475	-	-	492,500

Fair value of shares issued in settlement of bonus Payable	23,147	23	455,977	-	-	456,000

Shares issued to related party upon net settlement of warrants	16,706	17	(17)	-	-	-

Net Loss	-	-	-	-	(1,454,641)	(1,454,641)

Balance at March 31, 2018	4,392,933	$4,393	$50,277,915	$1,823,077	$(60,639,663)	$(8,534,278)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Cash flows from operating activities
Net loss	$(1,406,693)	$(1,454,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	24
Debt discount amortization	-	156,873
Debt issuance costs amortization	-	9,794
Stock-based compensation	25,724	195,795
Options issued to consultants	5,965	171,891
Issuance costs of shares issued to related party for collateral pursuant to convertible secured note agreement	1,489	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,368)	(1,235)
Accounts payable and accrued expenses	396,892	52,624
Deferred compensation	50,000	50,000

Net cash used in operating activities	(928,967)	(818,875)

Cash flows from financing activities
Proceeds from issuance of common stock	-	500,000
Proceeds from issuance of convertible secured note payable – related party	700,000	-

Net cash provided by financing activities	700,000	500,000

Net decrease in cash	(228,967)	(318,875)

Cash, beginning of period	955,374	690,279
Cash, end of period	$726,407	$371,404

Supplemental information
Interest paid - related party	$213,750	$191,250
Income taxes paid	$-	$-
Supplemental non-cash investing and finance activities:
Prepaid offering costs netted against proceeds from issuance of common stock	$-	$7,500
Shares issued in settlement of bonus payable	$-	$456,000

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2019

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to March 31, 2019 has incurred accumulated losses of approximately $65.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $12.1 million. The accompanying consolidated financial statements for the period ended March 31, 2019 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $9,971,690 at March 31, 2019, and incurred a net loss of $1,406,693, and used net cash in operating activities of $928,967 during the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2018, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 88% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $9,700,000 at March 31, 2019. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At March 31, 2019, the Company had $1,300,000 available under a credit facility with Hankey Capital.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019 (the “2018 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 and notes thereto included in the 2018 Annual Report.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2019 or for any other period.

Reclassification

Certain accounts totaling $32,852 previously reflected in the prior-period financial statements as research and development expense have been reclassified to general and administrative expense to conform to the presentation in the current-period financial statements.

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

Stock Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, effective January 1, 2019, which aligns the accounting treatment of nonemployee awards with employee awards.

In light of the lack of an “established trading market”, the fair value of the shares was determined based on the discounted future value valuation methodology. Pursuant to ASU No. 2016-09 – Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures when they occur.

Prior to January 1, 2019, the Company accounted for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees was based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction was determined at the earlier of the performance commitment date or the performance completion date. Stock options issued to non-employees and consultants were revalued each reporting period to determine the amount to be recorded in the statement of operations in the respective period. As stock options vest, they were valued on each vesting date and an adjustment was recorded for the difference between the value already recorded and the value on the date of vesting. Forfeitures of the unvested portion of stock option grants were recorded when the underlying event occurs, and were recorded as a reversal of the related expense. An increase in the Company’s stock price during a reporting period would generally result in an increase in the fair value of unvested stock options and thus the related expense, and a decrease in the Company’s stock price during a reporting period would generally result in a decrease in the fair value of unvested stock options and thus the related expense. Accordingly, depending on various factors, the recording of forfeitures and a decrease in the price of the Company’s common stock during a reporting period could have resulted in a credit balance in an operating account in the statement of operations.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the period ended March 31, 2019 and 2018, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2019 and 2018:

	March 31,
	2019	2018
Warrants	833,257	924,231
Stock options	898,557	844,943
Convertible promissory notes	9,700,000	569,620
	11,431,814	2,338,794

New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures and determined no effect since we have no leases with terms longer than 12 months.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company has determined that there is no material impact of the adoption of ASU 2017-11 on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$517,720	$125,203
Deferred Directors’ fees	76,392	72,017
	$594,112	$197,220

4. Notes Payable - Related Party

Hankey Capital LLC (Hankey Capital)

Hankey Capital holds certain convertible notes of the Company as discussed below. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Hankey Group is an affiliate of Hankey Capital.

Note Type	Issue Date	Maturity Date	Interest Rate	March 31, 2019	December 31, 2018

(A) First Secured Convertible Note	10/24/14	12/31/19	9.50%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/19	9.50%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/19	9.50%	2,000,000	2,000,000

(C) Credit Facility	3/19/19	12/31/19	9.50%	700,000	-
Notes payable				$9,700,000	$9,000,000

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note and was fully amortized as of December 31, 2018.

Credit Facility Convertible Secured Term Note

(C)

On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital will provide a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2019. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At March 31, 2019, the Company had $1,300,000 available under the facility. At December 31, 2018, the Company had $2,000,000 available under the facility.

On March 19, 2019, the Company drew $700,000 on the credit facility. The Company issued 1,489,362 Collateral Shares pursuant to the agreement.

Collateral

The Convertible Notes are secured by an aggregate of 20,638,298 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”). The number of shares in the Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned return and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

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

The total debt discount amortization related to our outstanding debt for the periods ended March 31, 2019 and 2018, was $-0- and $158,873, respectively. The unamortized debt discount at March 31, 2019 and December 31, 2018 was $-0-. During 2018, $383,861 of debt discount was written off as a result of the debt extinguishment.

The total debt issuance amortization related to our outstanding debt for the periods ended March 31, 2019 and 2018, was $-0- and $9,794, respectively. The unamortized debt discount at March 31, 2019 and December 31, 2018 was $-0-. During 2018, $24,433 of debt issuance costs were written off as a result of the debt extinguishment.

5. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 21, 2019 and December 31, 2018, the Company had an aggregate of 27,938,243 and 26,448,881 shares of common stock outstanding, respectively.

On March 19, 2019, the Company issued 1,489,362 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4).

Common Stock Warrants

A summary of warrant activity for the period ended March 31, 2019 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2018	845,096	$4.94	1.40
Granted – 2019	-	-	-
Forfeited/Expired – 2019	(11,839)	-	-
Exercised – 2019	-	-	-
Outstanding as of March 31, 2019	833,257	$4.95	1.17

As of March 31, 2019, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
2010	$4.40	22,659	February 4, 2020
April 2013	$10.00	5,000	April 28, 2020
September 2013	$10.00	5,000	September 4, 2020
September 2013	$10.00	2,500	September 20, 2020
November 2013	$10.00	7,500	November 14, 2020
July 2014	$10.00	50,000	June 30, 2020
July 2014	$10.00	4,667	July 2, 2019
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
October 2014	$15.80	316,456	October 23, 2019
May 2015	$15.80	189,874	May 4, 2020
February 2016	$20.50	146,342	February 23, 2021

Total outstanding warrants at March 31, 2019		833,257

There were no common stock warrants exercised and 11,839 warrants expired during the period ended March 31, 2019. The intrinsic value of the outstanding warrants on March 31, 2019 is $-0-.

6. Stock-based Compensation

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

A summary of stock option activity for the period ended March 31, 2019, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2018	843,648	$16.43	6.56	$-
Granted – 2019	54,909	$0.94	10.00	-
Forfeited – 2019	-	-	-	-
Exercised – 2019	-	-	-	-
Outstanding as of March 31, 2019	898,557	$15.48	6.53	$-

As of March 31, 2019, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
November 2014	$15.90	17,492	December 27, 2025
August 2015	$15.90	312,180	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	80,275	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	80,744	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028
January 2019	$0.94	54,909	January 1, 2029

Total outstanding options at March 31, 2019		898,557

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and none cancelled during the period ended March 31, 2019.

There were 54,909 options granted with a fair value of $50,000 during the period ended March 31, 2019. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these condensed consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the periods ended March 31, 2019 and 2018, the Company had stock-based compensation expense of $25,724 and $195,795, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Stock compensation expense for stock options granted to consultants recognized in the statement of operations amounted to $5,965 and $171,891 during the periods ended March 31, 2019 and 2018, respectively. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the periods ended March 31, 2019 and 2018 are as follows:

	March 31, 2019	March 31, 2018
Risk free interest rate	2.554%	2.302%-2.659%
Expected life (in years)	6.24	6.24-7.75
Expected Volatility	169.87%	169.33%-179.79%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the period ended March 31, 2019, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2018	117,464	$14.61
Granted in 2019	54,909	$0.91
Forfeited – 2019	-	$-
Vested in 2019	13,727	$0.91
Non-vested at March 31, 2019	158,646	$12.33
Exercisable at March 31, 2019	739,911	$14.08
Outstanding at March 31, 2019	898,557	$13.77

As of March 31, 2019, total unrecognized compensation cost related to unvested stock options was $39,973. The cost is expected to be recognized over a weighted average period of 0.75 years.

7. Commitments and Contingencies

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

8. Subsequent Events

On May 2, 2019, the Company drew $500,000 of working capital under our secured credit facility secured by 1,063,830 collateral shares of Common Stock issued by the Company in the name of Hankey Capital (see Note 4).

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2018 and 2017 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2018, with the SEC on March 29, 2019. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 (the “Amended License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

We have agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as to pay certain royalties to UCLA TDG under the Amended License Agreement at the rate of 3.0% of net sales of licensed products. We must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA TDG patents, then we may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA TDG patent, then we will pay to UCLA TDG 10% to 20% of the sublicensing income we receive from such sublicense.

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

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA patents set forth in the Amended License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the Amended License Agreement.

We must reimburse or pre-pay UCLA TDG for patent prosecution and maintenance costs incurred during the term of the Amended License Agreement. We have the right to bring infringement actions against third party infringers of the Amended License Agreement, UCLA TDG may join voluntarily, at its own expense, or, at our expense, be joined involuntarily to the action. We are required to indemnify UCLA TDG against any third party claims arising out of our exercise of the rights under the Amended License Agreement or any sublicense.

The Amended License Agreement provided a PEGylated Licensed Product/Licensed Method (“Newly Added Patent Rights”) for which Company has agreed to assume a series of new development obligations, which conclude with a First Commercial Sale of such PEGylated Licensed Product/Licensed Method by the end of 2031.

The Amended License Agreement added the following financial terms with respect to Newly Added Patent Rights:

●	30% sharing of any Sublicense Income received by the Company and attributable to those Newly Added Patent Rights;

●	Four new Development Milestones corresponding to a PEGylated Licensed Product/Licensed Method that is covered by the Newly Added Patent Rights and

●	3% royalty on Net Sales of such a Licensed Product/Licensed Method covered by the Newly Added Patent Rights

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three Months ended March 31, 2019 compared to the Three Months ended March 31, 2018

	Three-months ended March 31, 2019	Three-months ended March 31, 2018	% Change
Operating expenses
Research and development	564,333	369,011	52.93%
General and administrative	624,904	727,713	(14.13)%

Total operating expenses	1,189,237	1,096,724	8.44%

Loss from operations	(1,189,237)	(1,096,724)	8.44%

Interest expense, related party	(217,456)	(357,917)	(39.24)%

Net loss	$(1,406,693)	$(1,454,641)	(3.30)%

Research and Development

Our research and development increased from $369,011 during the three months ended March 31, 2018 to $564,333 during the three months ended March 31, 2019. The $195,322 increase was due to costs related to the our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $727,713 during the three months ended March 31, 2018 to $624,904 during the three months ended March 31, 2019. The $102,809 decrease was primarily due to a decrease in the required amortization of the fair value of management options.

Interest Expense

Our interest expense decreased from $357,917 for the three months ended March 31, 2018 to $217,456 during the three months ended March 31, 2019. The decrease in interest of $140,461 resulted from decreased amortization of debt discount costs due to the 2018 debt modification accounted for as a debt extinguishment.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to March 31, 2019 has incurred accumulated losses of approximately $65.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $12.1 million. The accompanying consolidated financial statements for the period ended March 31, 2019 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $9,971,690 at March 31, 2019, and incurred a net loss of $1,406,693, and used net cash in operating activities of $928,967 during the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2018, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 88% of our issued and outstanding shares of common stock (including collateral shares) and as of May 8, 2019 has been issued convertible notes payable with an aggregate principal balance of $10,200,000. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At May 8, 2019, the Company had $800,000 available under a credit facility with Hankey Capital.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of March 31, 2019 and December 31, 2018, we had cash of $726,407 and $955,374, respectively.

Cash Flows

Operating activities

During the three months ended March 31, 2019 and 2018, cash used in operating activities was $928,967 and $818,875 respectively. Cash expenditures the three months ended March 31, 2019 increased primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”). Cash expenditures the three months ended March 31, 2018 were primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”) and management’s cash conservation efforts including a 20% deferral of wages and the Board’s 50% deferral of cash compensation.

Financing activities

During the three months ended March 31, 2019, cash provided by financing activities of $700,000 resulted from the March 2019 draw on our credit facility with Hankey Capital. Cash provided by financing activities during the three months ended March 31, 2018 of $500,000 resulted from the March 2018 issuance of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2019. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2019, the Company issued 1,489,362 Collateral Shares pursuant to the agreement (see Note 4 to the condensed consolidate financial statements).

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 16, 2019)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2019.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2019.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 14, 2019	By:	/s/ Stephen R. LaNeve
	Name:	Stephen R. LaNeve
	Title:	Chief Executive Officer

