Form 10-Q
period 2019-09-30
Bone Biologics Corp
filed 2019-11-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

[  ] Yes [X] No

As of November 1, 2019, there were 30,682,590 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets

Current assets
Cash	$201,834	$955,374
Prepaid expenses	47,511	85,288

Total current assets	249,345	1,040,662

Property and equipment, net	-	50

Total assets	$249,345	$1,040,712

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$253,982	$197,220
Notes payable – related party	11,200,000	9,000,000
Deferred compensation	177,500	441,667

Total current liabilities	11,631,482	9,638,887

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 30,682,590 and 26,448,881 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	30,682	26,449
Additional paid-in capital	55,096,266	54,990,797
Accumulated deficit	(66,509,085)	(63,615,421)

Total stockholders’ deficit	(11,382,137)	(8,598,175)

Total liabilities and stockholders’ deficit	$249,345	$1,040,712

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	44,942	(1,065,691)	1,026,840	(509,221)
General and administrative	256,368	660,900	1,142,965	2,061,304

Total operating expenses	301,310	(404,791)	2,169,805	1,552,083

Income (Loss) from operations	(301,310)	404,791	(2,169,805)	(1,552,083)

Other expenses
Interest expense, net – related party	(260,070)	(238,234)	(722,220)	(997,727)
Loss on debt extinguishment – related party	-	(408,294)	-	(408,294)

Total other expenses	(260,070)	(646,528)	(722,220)	(1,406,021)

Loss before provision for income taxes	(561,380)	(241,737)	(2,892,025)	(2,958,104)

Provision for income taxes	39	7	1,639	1,607

Net Loss	$(561,419)	$(241,744)	$(2,893,664)	$(2,959,711)

Weighted average shares outstanding – basic and diluted	7,292,268	7,393,788	7,294,799	5,398,506

Loss per share – basic and diluted	$(0.08)	$(0.03)	$(0.40)	$(0.55)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three, six and nine months ended September 30, 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	26,448,881	$26,449	$54,990,797	$(63,615,421)	$(8,598,175)

Fair value of vested stock options issued to employees and directors	-	-	25,724	-	25,724

Fair value of unvested stock options issued to consultant	-	-	5,965	-	5,965

Shares issued to related party for collateral pursuant to secured convertible note agreement	1,489,362	1,489	-	-	1,489

Net Loss	-	-	-	(1,406,693)	(1,406,693)

Balance at March 31, 2019	27,938,243	27,938	55,022,486	(65,022,114)	(9,971,690)

Fair value of vested stock options issued to employees and directors	-	-	13,548	-	13,548

Fair value of unvested stock options issued to consultant	-	-	26,458	-	26,458

Shares issued to related party for collateral pursuant to secured convertible note agreement	2,127,660	2,128	-	-	2,128

Net Loss	-	-	-	(925,552)	(925,552)

Balance at June 30, 2019	30,065,903	30,066	55,062,492	(65,947,666)	(10,855,108)

Fair value of vested stock options issued to employees and directors	-	-	7,294	-	7,294

Fair value of unvested stock options issued to consultant	-	-	26,458	-	26,458

Shares issued to related party for collateral pursuant to secured convertible note agreement	638,297	638	-	-	638

Forfeit restricted shares	(21,610)	(22)	22	-	-

Net Loss	-	-	-	(561,419)	(561,419)

Balance at September 30, 2019	30,682,590	$30,682	$55,096,266	$(66,509,085)	$(11,382,137)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three, six and nine months ended September 30, 2018

(unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance at December 31, 2017	4,328,080	$4,328	$48,961,794	$1,823,077	$(59,185,022)	$(8,395,823)

Fair value of vested stock options issued to employees and directors	-	-	195,795	-	-	195,795

Fair value of unvested stock options issued to consultant	-	-	171,891	-	-	171,891

Shares issued for cash	25,000	25	492,475	-	-	492,500

Fair value of shares issued in settlement of bonus payable	23,147	23	455,977	-	-	456,000

Shares issued to related party upon net settlement of warrants	16,706	17	(17)	-	-	-

Net Loss	-	-	-	-	(1,454,640)	(1,454,640)

Balance at March 31, 2018	4,392,933	4,393	50,277,915	1,823,077	(60,639,662)	(8,534,277)

Fair value of vested stock options issued to employees and directors	-	-	195,795	-	-	195,795

Fair value of unvested stock options issued to consultant	-	-	146,014	-	-	146,014

Shares issued to related party upon net settlement of warrants	14,140	14	(14)	-	-	-

Shares issued to related party under anti-dilution provision	46,667	47	(47)	-	-	-

Net Loss	-	-	-	-	(1,263,326)	(1, 263,326)

Balance at June 30, 2018	4,453,740	$4,454	$50,619,663	$1,823,077	$(61,902,988)	$(9,455,794)

Fair value of vested stock options issued to employees and directors	-	-	101,163	-	-	101,163

Fair value of unvested stock options issued to consultant	-	-	(1,448,094)	-	-	(1,448,094)

Shares issued to related party for cash	3,539,654	3,540	3,536,114	-	-	3,539,654

Shares issued upon close of rights offering (including 329,674 shares to related parties)	330,325	330	329,995	-	-	330,325

Share adjustment for stock split rounding	81	-	-	-	-	-

Issuance pursuant founders agreement	115,385	115	1,822,962	(1,823,077)	-	-

Net Loss	-	-	-	-	(241,745)	(241,745)

Balance at September 30, 2018	8,439,185	$8,439	$54,961,803	$-	$(62,144,733)	$(7,174,491)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,893,664)	$(2,959,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50	72
Debt discount amortization	-	340,735
Debt issuance costs amortization	-	21,283
Stock-based compensation	46,566	492,754
Options issued to consultants	58,881	(1,130,189)
Loss on debt extinguishment	-	408,294
Forfeiture of deferred compensation	(379,167)	-
Issuance costs of shares issued to related party for collateral pursuant to convertible secured note agreement	4,255	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	37,777	41,623
Accounts payable and accrued expenses	56,762	(131,001)
Deferred compensation	115,000	150,000

Net cash used in operating activities	(2,953,540)	(2,766,140)

Cash flows from financing activities
Proceeds from issuance of common stock	-	4,369,979
Repayment of note payable	-	(600,000)
Proceeds from issuance of notes payable	2,200,000	600,000
Net cash provided by financing activities	2,200,000	4,369,979

Net increase (decrease) in cash	(753,540)	1,603,839

Cash, beginning of period	955,374	690,279
Cash, end of period	$201,834	$2,294,118

Supplemental non-cash information
Interest paid	$717,965	$389,519
Taxes paid	$1,639	$1,607
Supplemental non-cash investing and finance activities:
Prepaid offering costs netted against proceeds from issuance of common stock	$-	$7,500
Shares issued in settlement of bonus payable	$-	$456,000

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2019

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to September 30, 2019 has incurred accumulated losses of approximately $66.5 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $2.6 million. The accompanying consolidated financial statements for the period ended September 30, 2019 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $11,382,137 at September 30, 2019, and incurred a net loss of $2,893,664, and used net cash in operating activities of $2,953,540 during the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2018, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,200,000 at September 30, 2019. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At September 30, 2019, the Company had $900,000 available under the second credit facility with Hankey Capital.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

Reverse Stock Split

Effective July 24, 2018, the Company effected a reverse split of the common stock of the Company on a basis of 1 new common share for 10 old common shares. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 1 for 10 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented, unless otherwise noted.

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

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2019 or for any other period.

Reclassification

Certain accounts totaling $64,274 previously reflected in the prior-period financial statements as research and development expense have been reclassified to general and administrative expense to conform to the presentation in the current-period financial statements.

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

During the period January 1, 2018 through September 30, 2018, the Company utilized $20.00 (post reverse split) per share as the fair value of its common stock for accounting purposes based on one common stock transaction with an investor during March 2018. Subsequently, based on the analysis as described below, management determined that the fair value of the Company’s common stock for accounting purposes was $0.94 per share.

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

In the event of an uncured event of default, the Company will record a charge to operations to recognize that the collateral shares are no longer owned or controlled by the Company, and such prospective charge to operations would be based on the fair market value of the collateral shares at that time, and which would be classified as a cost of debt capital and recognized as a charge to operations. As of September 30, 2019 and December 31, 2018, there are 23,404,255 and 19,148,936 shares outstanding that have been issued for collateral.

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. At September 30, 2019 and 2018 there were 23,404,255 and 1,139,240 shares issued for collateral for outstanding loans that are excluded from weighted average shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the period ended September 30, 2019 and 2018, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2019 and 2018:

	September 30,
	2019	2018
Warrants	828,590	860,919
Stock options	566,045	843,648
Convertible promissory notes	11,200,000	7,860,760
	12,594,635	9,565,327

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$137,612	$125,203
Severance	31,227	-
Deferred Directors’ fees	85,143	72,017
	$253,982	$197,220

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

Note Type	Issue Date	Maturity Date	Interest Rate	March 31, 2019	December 31, 2018

(A) First Secured Convertible Note	10/24/14	12/31/19	9.00%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/19	9.00%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/19	9.00%	2,000,000	2,000,000

(C) First Credit Facility	3/19/19	12/31/19	9.00%	2,000,000	-

(D) Second Credit Facility	9/19/19	9/19/20	9.00%	200,000	-
Notes payable				$11,200,000	$9,000,000

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018. The notes are secured by collateral shares as described below.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note and was fully amortized as of December 31, 2018. The note is secured by collateral shares as described below.

First Credit Facility Convertible Secured Term Note

(C)

On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital will provide a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2019. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At September 30, 2019, the Company had used all funds available under the facility. At December 31, 2018, the Company had $2,000,000 available under the facility. The note is secured by collateral shares as described below.

During the nine months ended September 30, 2019, the Company drew $2,000,000 on the credit facility. The Company issued 4,255,319 Collateral Shares pursuant to the agreement.

Second Credit Facility Convertible Secured Term Note

(D)

On September 19, 2019, the Company and Hankey Capital entered into an agreement under which Hankey Capital will provide a credit facility of $1,100,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on September 19, 2020. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At September 30, 2019, the Company had been advanced $200,000 and had $900,000 available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Collateral

The Convertible Notes (A), (B) and (C) are secured by an aggregate of 23,404,255 and 19,148,936 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”). The number of shares as of September 30, 2019 and December 31, 2018, respectively, in the Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned return and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

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

The total debt discount amortization related to our outstanding debt for the periods ended September 30, 2019 and 2018, was $-0- and $340,735, respectively. The unamortized debt discount at September 30, 2019 and December 31, 2018 was $-0-. During 2018, $383,861 of debt discount was written off as a result of the debt extinguishment.

The total debt issuance amortization related to our outstanding debt for the periods ended September 30, 2019 and 2018, was $-0- and $21,283, respectively. The unamortized debt discount at September 30, 2019 and December 31, 2018 was $-0-. During 2018, $24,433 of debt issuance costs were written off as a result of the debt extinguishment.

5. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2019 and December 31, 2018, the Company had an aggregate of 30,682,590 and 26,448,881 shares of common stock outstanding, respectively.

During the nine months ended September 30, 2019, the Company issued 4,255,319 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4).

On August 1, 2019, the Company cancelled 21,610 Common Shares due to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer.

Common Stock Warrants

A summary of warrant activity for the period ended September 30, 2019 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2018	845,096	$4.94	1.40
Granted – 2019	-	-	-
Forfeited/Expired – 2019	(16,506)	-	-
Exercised – 2019	-	-	-
Outstanding as of September 30, 2019	828,590	$4.92	0.68

As of September 30, 2019, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
2010	$4.40	22,659	February 4, 2020
April 2013	$10.00	5,000	April 28, 2020
September 2013	$10.00	5,000	September 4, 2020
September 2013	$10.00	2,500	September 20, 2020
November 2013	$10.00	7,500	November 14, 2020
July 2014	$10.00	50,000	September 30, 2020
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
October 2014	$15.80	316,456	October 23, 2019
May 2015	$15.80	189,874	May 4, 2020
February 2016	$20.50	146,342	February 23, 2021

Total outstanding warrants at September 30, 2019		828,590

There were no common stock warrants exercised and 16,506 warrants expired during the period ended September 30, 2019. The intrinsic value of the outstanding warrants on September 30, 2019 is $-0-.

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

A summary of stock option activity for the period ended September 30, 2019, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2018	843,648	$16.43	6.56	$-
Granted – 2019	54,909	$0.94	10.00	-
Forfeited – 2019	(332,512)	16.64	4.99	-
Exercised – 2019	-	-	-	-
Outstanding as of September 30, 2019	566,045	$14.80	5.86	$-

As of September 30, 2019, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
August 2015	$15.90	104,060	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	27,204	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	26,915	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028
January 2019	$0.94	54,909	January 1, 2029

Total outstanding options at September 30, 2019		566,045

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and 332,514 were cancelled during the period ended September 30, 2019.

There were 54,909 options granted with a fair value of $50,000 during the period ended September 30, 2019. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these condensed consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the periods ended September 30, 2019 and 2018, the Company had stock-based compensation expense of $46,566 and $492,754, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. During the nine months ended September 30, 2019, 332,514 options forfeited due to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer. During the nine months ended September 30, 2018, 1,306 options forfeited upon the resignation of one of our directors. Stock compensation expense for stock options granted to consultants recognized in the statement of operations amounted to $58,881 and $(1,130,189) during the periods ended September 30, 2019 and 2018, respectively. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the periods ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
Risk free interest rate	2.554%	2.302%-2.790%
Expected life (in years)	6.24	6.24-7.75
Expected Volatility	169.87%	169.33%-173.79%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the period ended September 30, 2019, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2018	117,464	$14.61
Granted in 2019	54,909	$0.91
Forfeited in 2019	(82,364)	$13.55
Vested in 2019	41,182	$0.91
Non-vested at September 30, 2019	131,191	$14.72
Exercisable at September 30, 2019	434,854	$13.66
Outstanding at September 30, 2019	566,045	$13.91

As of September 30, 2019, total unrecognized compensation cost related to unvested stock options was $25,175. The cost is expected to be recognized over a weighted average period of 0.25 years.

7. Deferred Compensation

Pursuant to an October 2016 Note Purchase Agreement, the Company’s management had agreed to defer 20% of earned compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

Effective June 28, 2019, the Letter Agreement dated June 8, 2015 between the Company and Stephen LaNeve, the Company’s then President and Chief Executive Officer, and the Letter Agreement dated October 13, 2015 between the Company and Deina Walsh, the Company’s Chief Financial Officer, each relating to such individual’s employment with the Company, were not renewed by those employees. Each has entered into an independent contractor’s agreement with the Company.

As a result of the separation agreements, $379,167 of deferred compensation was forfeited and written off.

As of September 30, 2019 and December 31, 2018, deferred compensation was $177,500 and $441,667, respectively.

8. Commitments and Contingencies

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

9. Subsequent Events

The Company amended the following Convertible Promissory Notes: (a) Note dated October 24, 2014, as amended, in the principal amount of $5,000,000; (b) Note dated May 24, 2015, as amended, in the principal amount of $2,000,000; (c) Note dated February 24, 2016 in the principal amount of $2,000,000; (d) Note dated March 19, 2019 in the principal amount of $2,000,000; and (e) Note dated September 19, 2019 in the principal amount of $1,100,000 as follows:

Effective October 1, 2019, interest hereon shall accrue and be payable on the maturity date.

The maturity date on each note was extended to December 31, 2021.

On November 12, 2019, the Company drew $35,000 of working capital under our second secured credit facility (see Note 4).

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

Three months ended September 30, 2019 compared to the Three months ended September 30, 2018

	Three-months ended September 30, 2019	Three-months ended September 30, 2018	% Change
Operating expenses
Research and development	44,942	(1,065,691)	104.22%
General and administrative	256,368	660,900	(61.21)%

Total operating expenses	301,310	(404,791)	174.44%

Loss from operations	(301,310)	404,791	174.44%

Interest expense, related party	(260,070)	(238,234)	9.17%

Loss on debt extinguishment – related party	-	(408,294)	(100.00)%

Provision for income taxes	(39)	(7)	457.14%

Net loss	$(561,419)	$(241,744)	132.24%

Research and Development

Our research and development expense increased from $(1,065,691) during the three months ended September 30, 2018 to $44,942 during the three months ended September 30, 2019. The $1,110,633 increase was due to the 2018 adjustment to the fair value of options for services provided by our chief scientific advisor offset by costs associated with our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $660,900 during the three months ended September 30, 2018 to $256,368 during the three months ended September 30, 2019. The $404,532 decrease was primarily due to $379,167 of deferred compensation that was forfeited and written off due to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer, and a decrease in the required amortization of the fair value of management options.

Effective September 28, 2019, the Letter Agreement dated September 8, 2015 between the Company and Stephen LaNeve, the Company’s President and Chief Executive Officer, and the Letter Agreement dated October 13, 2015 between the Company and Deina Walsh, the Company’s Chief Financial Officer, each relating to such individual’s employment with the Company, were not renewed by those employees.

Interest Expense

Our interest expense increased from $238,234 for the three months ended September 30, 2018 to $260,070 during the three months ended September 30, 2019. The increase in interest of $21,836 resulted from the increase in outstanding debt.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

	Nine-months ended September 30, 2019	Nine-months ended September 30, 2018	% Change
Operating expenses
Research and development	1,026,840	(509,221)	301.65%
General and administrative	1,142,965	2,061,304	(44.55)%

Total operating expenses	2,169,805	1,552,083	39.80%

Loss from operations	(2,169,805)	(1,552,083)	39.80%

Interest expense, related party	(722,220)	(997,727)	(27.61)%

Loss on debt extinguishment – related party	-	(408,294)	(100.00)%

Provision for income taxes	(1,639)	(1,607)	1.99%

Net loss	$(2,893,664)	$(2,959,711)	(2.23)%

Research and Development

Our research and development increased from $(509,221) during the nine months ended September 30, 2018 to $1,026,840 during the nine months ended September 30, 2019. The $1,536,061 increase was due the 2018 adjustment to the fair value of options for services provided by our chief scientific advisor offset by costs associated with our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $2,061,304 during the nine months ended September 30, 2018 to $1,142,965 during the nine months ended September 30, 2019. The $918,339 decrease was primarily due to $379,167 of deferred compensation that was forfeited and written off due to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer, and a decrease in the required amortization of the fair value of management options.

Interest Expense

Our interest expense decreased from $997,727 for the nine months ended September 30, 2018 to $722,220 during the nine months ended September 30, 2019. The decrease in interest of $275,507 resulted from decreased amortization of debt discount costs due to the 2018 debt modification accounted for as a debt extinguishment offset by an increase in outstanding debt.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to September 30, 2019 has incurred accumulated losses of approximately $66.5 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $2.6 million. The accompanying consolidated financial statements for the period ended September 30, 2019 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $11,382,137 at September 30, 2019, and incurred a net loss of $2,893,664, and used net cash in operating activities of $2,953,540 during the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2018, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,200,000 at September 30, 2019. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At September 30, 2019, the Company had $900,000 available under the second credit facility with Hankey Capital.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of September 30, 2019 and December 31, 2018, we had cash of $201,834 and $955,374, respectively.

Cash Flows

Operating activities

During the nine months ended September 30, 2019 and 2018, cash used in operating activities was $2,953,540 and $2,766,140 respectively. Cash expenditures the nine months ended September 30, 2019 increased primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”). Cash expenditures the nine months ended September 30, 2018 were primarily due to the timing of our development activities with our Contracted Manufacturing Organization (“CMO”) and management’s cash conservation efforts including a 20% deferral of wages and the Board’s 50% deferral of cash compensation.

Financing activities

During the nine months ended September 30, 2019, cash provided by financing activities of $2,200,000 resulted from draws on our first and second credit facilities with Hankey Capital. During the nine months ended September 30, 2018, cash provided by financing activities of $4,369,979 resulted from the March 2018 equity purchase of common stock and the July 2018 Rights Offering and the private placement with Hankey Capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2019. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 11, 2019, the Company issued 85,106 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4 to the condensed consolidated financial statements).

On August 2, 2019, the Company issued 553,191 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4 to the condensed consolidated financial statements).

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

The Company amended the following Convertible Promissory Notes: (a) Note dated October 24, 2014, as amended, in the principal amount of $5,000,000; (b) Note dated May 24, 2015, as amended, in the principal amount of $2,000,000; (c) Note dated February 24, 2016 in the principal amount of $2,000,000; (d) Note dated March 19, 2019 in the principal amount of $2,000,000; and (e) Note dated September 19, 2019 in the principal amount of $1,100,000 as follows:

Effective October 1, 2019, interest hereon shall accrue and be payable on the maturity date.

The maturity date on each note was extended to December 31, 2021.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Note Purchase Agreement dated September 19, 2019 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2019)

10.2	Convertible Secured Term Note dated September 19, 2019 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2019)

10.3	Amendment dated November 7, 2019 to the following Convertible Promissory Notes: (a) Note dated October 24, 2014, as amended, in the principal amount of 000,000; (b) Note dated May 24, 2015, as amended, in the principal amount of $2,000,000; (c) Note dated February 24, 2016 in the principal amount of $2,000,000; (d) Note dated March 19, 2019 in the principal amount of $2,000,000; and (e) Note dated September 19, 2019 in the principal amount of $1,100,000.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2019.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2019.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 14, 2019	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

