Form 10-K
period 2019-12-31
Bone Biologics Corp
filed 2020-03-30
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Approximate aggregate market value of registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2019, was $519,516.

As of March 25, 2020, there were 30,682,590 shares of common stock, par value $0.001, outstanding.

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

We are currently focused on bone regeneration in lumbar spinal fusion, in keeping with our exclusive license agreement, using NELL-1 in combination with DBX®, a proprietary demineralized bone matrix from Musculoskeletal Transplant Foundation (“MTF”). The NELL-1/DBX® medical device is a combination product which is an osteostimulative recombinant protein that provides target specific control over bone regeneration. Leveraging the resources of investors and strategic partners, we have successfully surpassed four critical milestones:

●	Demonstrating a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells;

●	Validation of protein dosing and efficacy in established large animal sheep models and non-human primate models;

●	Initiated pivotal animal study; and

●	Filed for a Phase I clinical trial outside the United States.

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

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, our continued development has been funded through various strategic investments. Our research and development expenses for the years ended December 31, 2019 and 2018 were $1,095,176 and $1,229,570 net of the fair value of stock options amortization and forfeitures by our consultants of $-0- and $(1,125,080), for a total expense of $1,074,687 and $104,490, respectively. We anticipate that it will require an additional $20 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $45 million will be required to achieve product launch for spine interbody fusion.

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

RESEARCH & PUBLICATIONS

Bone Biologics’ scientific evidence validates the many benefits of NELL-1. Currently there is a comprehensive database of more than 80 research publications and abstracts of preclinical studies with NELL-1.

Bone Biologics completed a preclinical study, which shows its rhNELL-1 growth factor effectively promotes bone formation in a phylogenetically advanced spine model. In addition, rhNELL-1 was shown to be well tolerated and there were no findings of inflammation.

Bone Biologics previously announced that it received Human Research Ethics Committee (HREC) approval for the first center of a multicenter pilot clinical trial to evaluate NB1 (NELL-1/DBX®) in 30 patients in Australia. The pilot study will evaluate the safety and effectiveness of NB1 in adult subjects with degenerative disc disease (DDD) at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level who undergo transforaminal lumbar interbody fusion (TLIF)

PROPOSED INITIAL CLINICAL APPLICATION

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

On July 16, 2018, the Company closed a rights offering in which Hankey Capital purchased 3,539,654 shares of the Company’s Common Stock and executed amendments (the “Amendments”) to the convertible promissory notes (the “Existing Convertible Notes”) payable to Hankey Capital dated October 24, 2014, May 4, 2015 and February 24, 2016. The Amendments reduced the conversion price of the Existing Convertible Notes from $15.80 per share to $1.00 per share and extended the maturity date of the February 24, 2016 convertible promissory note from February 24, 2019 to December 31, 2019. As a result of the share issuance and Amendments, Hankey Capital and Don Hankey, the Chairman of the Company’s Board of Directors, acquired a majority of the voting common shares issued and outstanding and thus effective control of the Company. On October 1, 2019, the maturity date of the notes was extended to December 31, 2021.

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

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2018) such payment to equal the greater of:

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

U.S. Patent No.	Summary	Date Issued

7052856	NELL-1 Enhanced Bone Mineralization	5/30/2006

7544486	NELL-1 Peptide Expression Systems	6/9/2009

7687462	Composition for promoting Cartilage	3/30/2010

7691607	Expression system of NELL-1 peptide	4/6/2010

7776361	NELL-1 Enhanced Bone Mineralization	8/17/2010

7807787	NELL-1 Peptide	10/5/2010

7833968	Pharmaceutical compositions for treating or preventing bone conditions	11/16/2010

7844066	NELL-1 Enhanced Bone Mineralization	2/8/2011

9447155	Isoform NELL-1 peptide	9/20/2016

9511115	Pharmaceutical compositions for treating or preventing bone conditions	12/6/2016

9598480	Recombinant NEL-like (NELL) protein production	3/21/2017

9974828	Isoform NELL-1 peptide	5/22/2018

10335458	Pharmaceutical compositions for treating or preventing bone conditions	7/2/2019

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

EMPLOYEES

As of the date hereof, we have one (1) full-time employee.

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

We rely on Hankey Capital for Funding

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,320,000 at December 31, 2019. No assurance can be given that any future financing from Hankey Capital will be available or, if available, that it will be on terms that are satisfactory to the Company. In the absence of financing from other sources, the inability to obtain additional financing from Hankey Capital will result in the scaling back or discontinuance of our product development programs or operations entirely.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as and for the years ended December 31, 2019 and 2018 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses for the years ended December 31, 2019 and 2018 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and since inception to December 31, 2019 have incurred accumulated losses of approximately $67.0 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.4 million. Our auditors have included in their audit report for the year ended December 31, 2019 an explanatory paragraph regarding our ability to continue as a going concern. As reflected in the financial statements, we had a stockholders’ deficit of $11,867,620 at December 31, 2019, incurred a net loss of $3,404,322 and used net cash in operating activities of $3,251,229 during the year ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

We face a number of risks associated with our incurrence of substantial debt which could adversely affect our financial condition.

The Company has the following debt outstanding with Hankey Capital, a related party:

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2019

First Secured Convertible Note	10/24/14	12/31/21	8.75%	$5,000,000

Second Secured Convertible Note	5/4/15	12/31/21	8.75%	2,000,000

Third Secured Convertible Note	2/24/16	12/31/21	8.75%	2,000,000

First Credit Facility	7/24/18	12/31/21	8.75%	2,000,000

Second Credit Facility	9/19/19	12/31/21	8.75%	320,000
Notes payable				$11,320,000

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

The Convertible Notes are secured by 23,404,255 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”). The number of shares in the Collateral Shares shall be adjusted on a yearly basis. A Collateral Shares adjustment of 18,009,696 shares of Common Stock was issued during the year ended December 31, 2019. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned return and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

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

We are presently dependent largely upon the experience, abilities and continued services of Jeffrey Frelick, our President and Chief Executive Officer. The loss of services of Mr. Frelick could have a material adverse effect on our business, financial condition or results of operation.

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

We anticipate that it will require an additional $20 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $45 million will be required to achieve product launch for spine interbody fusion. We anticipate we will need to raise substantial additional funds for the pivotal clinical trial prior to marketing our first product. Our long-term capital requirements are expected to depend on many factors, including, among others:

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

We note that there is significant uncertainty from the affect that the novel coronavirus may have on the availability, cost and type of financing.

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

As of the date of this filing, we have one full-time employee. We also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

If any other person files patent applications, or is issued patents, claiming technology also claimed by us, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. Our licensors or we may also need to participate in interference proceedings involving issued patents and pending applications of another entity.

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

There is a limited public trading market for our securities. In the absence of an active trading market, an investor may be unable to liquidate its investment, which will result in the loss of such investor’s investment.

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

As of December 31, 2018, management identified a material weakness in internal controls over financial reporting as described in Item 9 A. Controls and Procedures. During the fourth quarter of 2018, management implemented a third-party review of all non-routine transactions. As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that our internal controls and procedures were effective.

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

There may be potential conflicts of interest involving Don Hankey and Bret Hankey, as directors, and as affiliates of Hankey Capital, a creditor of the Company, with the Company’s other stockholders

Don Hankey and Bret Hankey, two of our directors, are affiliated with Hankey Capital. Don Hankey, directly and indirectly, is our controlling stockholder. Don Hankey and Bret Hankey may be able to exert significant control over our business affairs. As a result of Hankey Capital’s loans to the Company, Hankey Capital has a security interest in all our assets and has been issued 23,404,255 collateral shares securing the loans. Accordingly, Don Hankey and Bret Hankey may have actual or potential economic and/or legal interests that may diverge from our other stockholders’ interests.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our primary office which is located at 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803 on a month to month lease.

Item 3. Legal Proceedings

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

Market

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

Common Stock
	High	Low
Fiscal Year 2018
First Quarter	$30.00	$5.10
Second Quarter	$29.90	$10.00
Third Quarter	$100.00	$23.80
Fourth Quarter	$26.00	$26.00

Fiscal Year 2019
First Quarter	$26.00	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$10.00	$8.50
Fourth Quarter	$8.50	$4.00

Holders

As of March 12, 2020, there are approximately 57 record holders of 30,682,590 shares of Common Stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

Dividends

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

Repurchases of Equity Securities

None

Recent Sales of Unregistered Securities

None

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	566,045	$14.80	833,955
Equity compensation plans not approved by security holders	-	-	-
Total	566,045	$14.80	833,955

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

	Year ended December 31, 2019	Year ended December 31, 2018	% Change
Operating expenses
Research and development	1,095,176	104,490	948.12%
General and administrative	1,352,258	2,686,399	(49.66)%

Total operating expenses	2,447,434	2,790,889	(12.31)%

Loss from operations	(2,447,434)	(2,790,889)	(12.31)%

Loss on debt extinguishment – related party	-	(408,294)	(100.00)%
Interest expense	(975,774)	(1,229,487)	(20.64)%
Total other income/expense	(975,774)	(1,637,781)	112.57%

Loss before provision for income taxes	(3,423,208)	(4,428,670)	(22.70)%

Provision for income taxes	1,603	1,729	(7.29)%

Net loss	$(3,424,811)	$(4,430,399)	(22.70)%

Research and Development

Our research and development increased from $104,490 which consists of $1,229,570 net of the fair value of stock options amortization and forfeitures by our consultants of $(1,125,080) during the year ended December 31, 2018 to $1,095,176 during the year ended December 31, 2019. The $990,686 increase was due the 2018 adjustment to the fair value of options for services provided by our chief scientific advisor offset by $983,758 of costs associated with our large animal pivotal study. We will continue to incur significant expenses for development activities for NELL-1.

General and Administrative

Our general and administrative expenses decreased from $2,686,399 during the year ended December 31, 2018 to $1,352,258 during the year ended December 31, 2019. The $1,334,141 decrease was primarily due to $379,167 of deferred compensation that was forfeited and written off due to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer, and a decrease of $466,946 in the required amortization of the fair value of management options.

Interest Expense

Our interest expense decreased from $1,229,487 for the year ended December 31, 2018 to $975,774 during the year ended December 31, 2019. The decrease in interest of $253,713 resulted from decreased amortization of debt discount costs due to the 2018 debt modification accounted for as a debt extinguishment offset by an increase in outstanding debt.

Loss on debt extinguishment

In connection with the financing that closed on July 16, 2018, the Company and Hankey Capital executed amendments (the “Amendments”) to the First, Second and Third convertible secured term notes (the “Existing Convertible Notes”). The Amendments change Hankey Capital’s conversion price from $15.80 per share to $1.00 per share on a post reverse stock split basis on the Existing Convertible Notes and extends the maturity date of the Third Convertible Note from February 24, 2019 to December 31, 2019. The Amendments became effective on the closing of the rights offering, July 16, 2019. The Company determined that the change in the conversion prices of the Existing Convertible Notes and extension of the Third Convertible Note’s maturity date resulted in debt extinguishments for accounting purposes since the change in fair value of the conversion options was more than 10% of the original value of the Existing Convertible Notes. During 2018, the Company recorded a loss on extinguishment of debt totaling $408,294 for the remaining unamortized debt discount. There were no such charges during 2019.

Liquidity and Capital Resources

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2019 has incurred accumulated losses of approximately $67.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.4 million. The accompanying consolidated financial statements for the year ended December 31, 2019 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $11,867,620 at December 31, 2019, and incurred a net loss of $3,424,811, and used net cash in operating activities of $3,251,229 during the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. We note that there is significant uncertainty from the affect that the novel coronavirus may have on the availability, cost and type of financing.

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,320,000 at December 31, 2019. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At December 31, 2019, the Company had $780,000 available under the second credit facility with Hankey Capital.

Convertible Notes totaling $11,000,000 are secured by an aggregate of 23,404,255 collateral shares of Common Stock issued by the Company in the name of Hankey Capital (“Collateral Shares”). The Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned return and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

As of December 31, 2019 and 2018, we had cash of $24,145 and $955,374, respectively.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2019 and 2018:

Operating activities

During the year ended December 31, 2019 and 2018, cash used in operating activities was $3,251,229 and $4,104,884 respectively. Cash expenditures for the year ended December 31, 2019 decreased primarily due to the timing of our large animal pivotal study with our Contracted Manufacturing Organization (“CMO”) and to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer. Management continues a 20% deferral of wages and the Board a 50% deferral of cash compensation.

Financing activities

During the year ended December 31, 2019, cash provided by financing activities of $2,320,000 resulted from draws on our first and second credit facilities with Hankey Capital. During the year ended December 31, 2018, cash provided by financing activities of $4,369,979 resulted from the March 2018 equity purchase of common stock and the July 2018 Rights Offering and the private placement with Hankey Capital.

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

Recently Issued Accounting Standards

See discussion in Note 2 to the consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2019. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that our internal controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of March 12, 2019:

Name	Age	Position
Jeffrey Frelick	54	Chief Executive Officer and President
Deina H. Walsh	55	Chief Financial Officer
Don Hankey	76	Chairman of the Board of Directors
Stephen R. LaNeve	60	Director
John Booth	65	Director
Bruce Stroever	69	Director
Bret Hankey	42	Director

Jeffrey Frelick: Chief Executive Officer and President

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

Stephen R. LaNeve: Director

Stephen R. La Neve brings thirty-five years of health care experience, leadership and success. Mr. La Neve held leadership roles in the device and diagnostic segments which include: CEO and president of Etex Corporation; president of Becton Dickinson’s Pre-Analytical Systems business; president of Medtronic’s $3.5b Spine and Biologics business; and president of Medtronic’s then second largest country business unit, Medtronic Japan. He also served as senior vice president and executive vice president at Premier, one of the largest GPOs in the United States and ran the global Injection Systems business unit for Becton Dickinson. Additionally, Mr. LaNeve has held a number of commercial leadership roles at Becton Dickinson, Roche Diagnostics and E Merck Diagnostic Systems in sales, marketing, strategic planning and project management both in the US and outside the US. He serves on the board of directors for SkelRegen, LLC and Life Science Enterprise, and has served on the Board of Rapid Pathogen Screening, Inc. (RPS) up through its sale of the eye-care business. Mr. La Neve has consulted for private equity companies in the medical device area. Mr. LaNeve holds a B.S. in Health Planning and Administration from the Pennsylvania State University, an M.B.A. from West Chester University, and is a member of the Omicron Delta Epsilon honor society for academic excellence in economics.

Bruce Stroever: Director

Mr. Stroever has forty years of product development and general management experience in the medical device and orthobiologics fields. Mr. Stroever joined MTF in late 1988 as General Manager and and retired in mid-2019 from his position as the President and Chief Executive Officer of MTF. He served as MTF’s President since his appointment in 1992 and as Chief Executive Officer since 1996. Under Mr. Stroever’s leadership, MTF grew to be the largest tissue bank in the world providing over 500,000 grafts per year with revenues over $400 million. From 1971 to 1988, Mr. Stroever held several positions with Ethicon, Inc., a Johnson & Johnson, Inc. subsidiary. Mr. Stroever currently serves on the advisory board for the New Jersey Organ and Tissue Sharing Network. He was elected to the Board of Governors of the American Association of Tissue Banks for a three year term in 1999 and subsequently in 2012. He was a founding member of the Tissue Policy Group subsidiary of the AATB and served as its Chairman for two terms. Mr. Stroever has served as the Chairman of Bone’s Board of Directors since 2012. Mr. Stroever received his B.E. in Mechanical/Chemical Engineering from Stevens Institute of Technology in 1972 and a Masters of Science in Bioengineering from Columbia University in 1977.

John Booth: Director

Mr. Booth has been CEO of Spineology Inc. since 2004 and has been a board member since its inception in 1998. Spineology is involved in the development and commercialization of minimally invasive spinal implants and access systems. Mr. Booth held various executive level positions at Phillips Plastics Corporation, most recently serving as CEO from June of 2001 to December 2002. Before serving as CEO of Phillips, he was CEO of Microvena Corporation, a cardiovascular device subsidiary of Phillips, from 1999 to 2001 and CEO of Phillips Origen Group Division from 1998 to 1999. Prior to Phillips, Mr. Booth was President and CEO of INCSTAR Corporation, a publicly held medical technology company involved in in-vitro diagnostics. He has held various positions in both financial and general management in the medical technology industry since 1981. Mr. Booth has also serve on the boards of directors of INCSTAR Corporation from 1994 to 1997, Microvena Corporation from 1998 to 2001, Phillips Plastics Corporation from 2000 to 2002, Imricor Medical Systems Inc. from 2007 to 2014, Data Sciences International from January 2018 to January 2019, and Spineology Inc. from 1998 to the present. Mr. Booth received a B.S. degree in accounting from Villanova University and an MBA from Seton Hall University.

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

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee. The Board of Directors met or acted by written consent six times during 2019.

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

Our audit committee consists of John Booth. The Audit committee met four times during 2019.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

Our compensation committee consists of John Booth. The compensation committee met once during 2019.

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

Our nominating and corporate governance committee consists of John Booth. The nominating and corporate governance committee met once during 2019.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Don Hankey failed to file one report of one transaction.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by its named executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Deferred Compensation ($)(1)	All Other Compensation ($)	Total Compensation ($)

Stephen R. La Neve, Chief Executive Officer,	2019	$210,769		$-	$-		$-		$210,769
President, Director(2)	2018	$400,000		$-	$-		$100,000		$500,000

Jeffrey Frelick, Chief Executive Officer and President(3)	2019	$240,000		$-	$-		$60,000		$300,000
	2018	$240,000		$-	$-		$60,000		$300,000

Deina Walsh, Chief Financial Officer(4)	2019	$85,765		$-	$-		$-		$85,765
	2018	$160,000		$-	$-		$40,000		$200,000

(1)	Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation.
(2)	Effective June 28, 2019, Stephen La Neve elected not to renew his employment agreement and accordingly resigned as the Chief Executive Officer and President. The employment contract was replaced by an independent contractor agreement. Mr. LaNeve will continue as a director of the Company.
(3)	Effective June 28, 2019, Jeffrey Frelick, the Company’s Chief Operating Officer, was appointed by the Company’s Board of Directors as the new President and Chief Executive Officer.
(4)	Effective June 28, 2019, Deina Walsh, the Company’s Chief Financial Officer, elected not to renew her employment contract. The employment contract was replaced by an independent contractor agreement. Ms. Walsh remains the Company’s Chief Financial Officer.

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

Jeffrey Frelick, Chief Executive Officer and President:

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

There was no bonus accrual during the year ended December 31, 2019 and 2018.

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

Deina H. Walsh, Chief Financial Officer:

Ms. Walsh is retained through an independent contractor agreement.

The Company’s compensation committee believes the agreements and other incentives granted to these named executive officers align our named executive officers’ interests with those of our stockholders. Our compensation committee and board of directors continues to evaluate our executive compensation program with a view toward motivating our named executive officers to meet our strategic operational and financial goals in the best interests of our stockholders.

Potential Payments upon Termination of Change in Control

None.

Changes to Potential Payments upon Termination of Change in Control

None.

Consulting Agreements for Executives

None other than noted above.

Grants of Plan-Based Awards

None.

Executives Outstanding Equity Awards at Fiscal Year End

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Frelick, Chief Operating Officer	May 27, 2018	26,915	-	-	$20.50	May 27, 2026	-	-	-	-
	December 28, 2015	104,060	-	-	$15.90	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	7,739	$7,275

Director Compensation

The following table shows information regarding the compensation earned during the year ended December 31, 2019 by the members of our board of directors.

Name	Fees Earned or Paid in Cash(2)	Option Awards	Share Awards	Total
Bruce Stroever(1)	$-	$-	-	$-
Don Hankey(1)	-	-	-	-
John Booth	17,500	50,000	-	67,500
Bret Hankey(1)	-	-	-	-

Total	$17,500	$50,000	$-	$67,500

(1)	Non-independent director. No compensation paid per our Non-Employee Director Compensation Policy.

(2)	Pursuant to the October 2016 Note Purchase Agreement, the Board of Directors authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock as of March 25, 2020, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its Common Stock, each director, each named executive officer, and all of its directors and named executive officers as a group.

Name of Beneficial Owner or Identity of Group	Title of Class	Shares(1)		Percentage

5% or greater stockholders:

The Musculoskeletal Transplant Foundation, Inc. 175 May Street Edison, NJ 08837	Common Stock	1,551,743	(2)	5.0%

Hankey Capital, LLC 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	28,224,883	(3)	89.8%

Executive Officers and Directors:

Don R. Hankey 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	28,665,763	(4)	91.2%

Stephen LaNeve, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	-	(5)	-

Jeffrey Frelick, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	130,975	(6)	0.4%

Deina H. Walsh, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	-	(7)	-

Bruce Stroever 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803 (8)	Common Stock	-		-

John Booth, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	69,137	(9)	0.2%

Bret Hankey, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	28,034		0.1%

Total Officers and Directors as a Group (7 persons)	Common Stock	28,893,909	(10)	91.3%

(1)	Based on 30,682,590 issued and outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable 60 days from our report date.

(2)	Consists of 1,479,243 shares, 67,500 shares underlying warrants exercisable within 60 days and 5,000 shares underlying stock options exercisable within 60 days.

(3)	Consists of 4,062,870 shares, 23,404,255 collateral shares for which Hankey Capital has voting rights, 320,393 shares issuable upon exercise of warrants issued exercisable within 60 days and 437,365 shares issuable upon convention of debt agreements. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital. Excludes shares issuable upon draws under a credit facility provided by Hankey Capital.

(4)	Mr. Hankey is the Manager of Hankey Capital. Mr. Hankey is the beneficial owner of 28,665,763 shares of the Company consisting of 4,062,870 shares owned by Hankey Capital, 23,404,255 collateral shares for which Hankey Capital has voting rights, 361,640 shares owned by the Don Hankey Trust (the “Trust”) of which Mr. Hankey is the Trustee, 79,240 shares held by H&H Funding LLC of which Mr. Hankey is the sole manager, 320,393 shares issuable upon exercise of warrants issued to Hankey Capital and 437,365 shares issuable upon conversion of debt agreements. Hankey Capital is owned by Hankey Investment Company LP (“HIC”) of which the Trust owns a 66.09% interest. The general partner of HIC is Knight Services Inc. of which the Trust is the sole owner. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital.

(5)

Effective June 28, 2019, Stephen La Neve elected not to renew his employment agreement and accordingly resigned as the Chief Executive Officer and President. The employment contract was replaced by an independent contractor agreement. Mr. LaNeve will continue as a director of the Company. All outstanding options expired per the terms of the options.

(6)	Includes 130,975 shares underlying stock options exercisable within 60 days.

(7)	Effective June 28, 2019, Deina Walsh, the Company’s Chief Financial Officer, elected not to renew her employment contract. The employment contract was replaced by an independent contractor agreement. Ms. Walsh remains the Company’s Chief Financial Officer. All outstanding options expired per the terms of the options.

(8)	Mr. Stroever is the past President and Chief Executive Officer of the Musculoskeletel Transplant Foundation, Inc.

(9)	Includes 67,054 shares underlying stock options exercisable within 60 days.

(10)	Consists of 4,533,867 shares, 23,404,255 collateral shares for which Hankey Capital has voting rights, 320,393 shares issuable upon exercise of warrants, 198,029 shares underlying stock options exercisable within 60 days and 437,365 shares issuable upon conversion of debt agreements. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital.

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

Director Independence

Our Board of Directors currently consists of five (5) members: Don Hankey, Bruce Stroever, John Booth, Bret Hankey and Stephen R. LaNeve. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that John Booth would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2). Don Hankey would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the CEO and Chairman of the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to Hankey Capital, LLC. Bruce Stroever would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he was the Chief Executive Officer of MTF, a significant shareholder of the Company. Bret Hankey would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the President of the Hankey Group and is a member of the board of directors on all major companies that comprise the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to Hankey Capital, LLC. Stephen R. La Neve would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he was the previous Chief Executive Officer of the Company. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table sets forth the aggregate fees billed to us during the years ended December 31, 2019 and 2018.

Audit Fees

	2019	2018
Weinberg & Company, P.A.	$108,782	$143,476

Audit Related Fees

There were no fees billed to the Company by Weinberg & Company, P.A. or Anton & Chia for assurance and related services that are reasonably related to the performance of the audit related fees.

Tax Fees

Foster, Griffith and Allen, Inc.	$4,482	$4,350

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(i)	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(ii)	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1(ii) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.1	Bone Biologics Corporation September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.2	Bone Biologics Corporation June 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.3	Bone Biologics Corporation April 2013 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.3 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.4	Amendment to Bone Biologics Corporation April 2013 Warrant issued to MTF, June 2013 Warrant issued to Orthofix and September 2013 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.5	Bone Biologics Corporation March 2009 Warrant issued to MTF (incorporated herein by reference to Exhibit 4.6 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.9	Bone Biologics Corporation October 2013 Warrant issued to Orthofix (incorporated herein by reference to Exhibit 4.11 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.10	Bone Biologics Corporation July 2014 Warrant issued to AFH (incorporated herein by reference to Exhibit 4.14 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.13	Bone Biologics Corporation September 2014 Warrant issued to MTF(incorporated herein by reference to Exhibit 4.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.14	Form of Registration Rights Agreement, by and between Bone Biologics Corporation, AFH, HIC and MTF (incorporated herein by reference to Exhibit 4.18 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.15	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.2	Director Offer Letter, dated August 22, 2014, by and between John Booth and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.3	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.5	Registration Rights Agreement by and between Bone Biologics Corporation and Hankey Capital, LLC, dated October 24, 2014 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.6	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.7	Bone Biologics Corporation Warrant issued to Hankey Capital, LLC on May 4, 2015 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.9	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.2 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.10	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.12	Independent Contractor Agreement, dated November 13, 2015, by and between the Company and Consultant (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 16, 2015)

10.13	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.14	Amendment to Director Offer Letter by and between The Musculoskeletal Transplant Foundation and Bone Biologics Corporation and MTF Option Grant Package (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.15	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.16	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.17	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.18	AFH Letter of Intent dated May 6, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.19	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.20	Stock Purchase Agreement with Orthofix, Inc. dated as of February 22, 2016 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.21	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.22	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.23	Bone Biologics Corporation Warrant issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.24	Registration Rights Agreement between the Company and Hankey Capital dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.26	Stock Purchase Agreement with Musculoskeletal Transplant Foundation, Inc. dated as of August 18, 2017 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.27	Amended and Restated Exclusive License Agreement, dated as of August 18, 2017, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.28	Subscription Agreement dated as of March 26, 2018 with Orthofix Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed March 29, 2018)

10.29	Note Purchase Agreement with Hankey Capital, LLC dated as of May 14, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.30	Bone Biologics Corporation Note issued to Hankey Capital, LLC (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.31	Securities Purchase Agreement with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.32	Form of Convertible Secured Note (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.33	Second Amendment to Convertible Secured Term Note (October 24, 2014 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.34	Second Amendment to Convertible Secured Term Note (May 4, 2015 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.35	First Amendment to Convertible Secured Term Note (February 24, 2016 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.36	Amendment to Securities Purchase Agreement dated as of July 16, 2019 between the Company and Hankey Capital. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 19, 2018)

10.37	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.38	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 16, 2019)

10.39	Independent Contractor Agreement dated as of June 28, 2019 between the Company and Stephen LaNeve. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 28, 2019)

10.40	Independent Contractor Agreement dated as of June 28, 2019 between the Company and Deina Walsh (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed June 28, 2019)

10.41	Note Purchase Agreement dated September 19, 2019 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2019)

10.42	Convertible Secured Term Note dated September 19, 2019 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2019)

10.43	Amendment dated November 7, 2019 to the following Convertible Promissory Notes: (a) Note dated October 24, 2014, as amended, in the principal amount of 000,000; (b) Note dated May 24, 2015, as amended, in the principal amount of $2,000,000; (c) Note dated February 24, 2016 in the principal amount of $2,000,000; (d) Note dated March 19, 2019 in the principal amount of $2,000,000; and (e) Note dated September 19, 2019 in the principal amount of $1,100,000

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Annual report on Form 10-K, File No. 000-53078, filed March 29, 2019)

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Weinberg & Company *

24.1	Power of Attorney (included on signature page of this Form 10-K)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2019.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2019.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2020	BONE BIOLOGICS CORPORATION

	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Frelick and Deina H. Walsh, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Frelick
Jeffrey Frelick	Chief Executive Officer (Principal Executive Officer)	March 30, 2020

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020

/s/ Bruce Stroever
Bruce Stroever	Director	March 30, 2020

/s/ Bret Hankey
Bret Hankey	Director	March 30, 2020

/s/ John Booth
John Booth	Director	March 30, 2020

/s/ Don R. Hankey
Don R. Hankey	Director	March 30, 2020

/s/ Stephen R. LaNeve
Stephen R. LaNeve	Director	March 30, 2020

Bone Biologics Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2019 the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2019 had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 30, 2020

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets

Current assets
Cash	$24,145	$955,374
Prepaid expenses	6,682	85,288

Total current assets	30,827	1,040,662

Property and equipment, net	-	50

Total assets	$30,827	$1,040,712

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$132,396	$197,220
Current portion of notes payable – related party	-	9,000,000
Interest payable – related party	253,551	-
Deferred compensation	192,500	441,667

Total current liabilities	578,447	9,638,887

Long-term portion of notes payable – related party	11,320,000	-

Total liabilities	11,898,447	9,638,887

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2019 and 2018	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 30,682,590 and 26,448,881 shares issued and outstanding at December 31, 2019 and 2018, respectively	30,682	26,449
Additional paid-in capital	55,141,930	54,990,797
Accumulated deficit	(67,040,232)	(63,615,421)

Total stockholders’ deficit	(11,867,620)	(8,598,175)

Total liabilities and stockholders’ deficit	$30,827	$1,040,712

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2019	Year Ended December 31, 2018

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	1,095,176	104,490
General and administrative	1,352,258	2,686,399

Total operating expenses	2,447,434	2,790,889

Loss from operations	(2,447,434)	(2,790,889)

Other expenses
Interest expense - related party	(975,774)	(1,229,487)
Loss on debt extinguishment - related party	-	(408,294)

Total other expenses	(975,774)	(1,637,781)

Loss before provision for income taxes	(3,423,208)	(4,428,670)

Provision for income taxes	1,603	1,729

Net loss	$(3,424,811)	$(4,430,399)

Weighted average shares outstanding - basic and diluted	7,290,646	5,025,683

Loss per share - basic and diluted	$(0.47)	$(0.88)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance at December 31, 2017	4,328,080	4,328	48,961,794	1,823,077	(59,185,022)	(8,395,823)

Fair value of vested stock options issued to employees	-	-	516,638	-	-	516,638

Fair value of unvested stock options issued to consultants	-	-	(1,125,080)	-	-	(1,125,080)

Shares issued for cash	25,000	25	492,475	-	-	492,500

Fair value of shares issued in settlement of bonus payable	23,146	23	455,977	-	-	456,000

Shares issued to related party upon net settlement of warrants	30,847	31	(31)	-	-	-

Shares issued to related party under anti-dilution provision	46,667	47	(47)	-	-	-

Shares issued to a related party for cash	3,539,654	3,540	3,536,114	-	-	3,539,654

Shares issued upon close of rights offering (including 329,674 shares to related parties)	330,325	330	329,995	-	-	330,325

Share adjustment for stock split rounding	81	-	-	-	-	-

Issuance pursuant founders agreement	115,385	115	1,822,962	(1,823,077)	-	-

Shares issued to related party for collateral pursuant to outstanding secured convertible note agreements	18,009,696	18,010	-	-	-	18,010

Net Loss	-	-	-	-	(4,430,399)	(4,430,399)

Balance at December 31, 2018	26,448,881	26,449	54,990,797	-	(63,615,421)	(8,598,175)

Fair value of vested stock options issued to employees	-	-	49,692	-	-	49,692

Fair value of unvested stock options issued to consultants	-	-	101,419	-	-	101,419

Shares issued to related party for collateral pursuant to outstanding secured convertible note agreements	4,255,319	4,255	-	-	-	4,255

Forfeit restricted shares	(21,610)	(22)	22	-	-	-

Net Loss	-	-	-	-	(3,424,811)	(3,424,811)

Balance at December 31, 2019	30,682,590	$30,682	$55,141,930	$-	$(67,040,232)	$(11,867,620)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018

Cash flows from operating activities
Net loss	$(3,424,811)	$(4,430,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50	96
Debt discount amortization	-	340,735
Debt issuance costs amortization	-	21,283
Stock-based compensation	49,692	516,638
Options issued to consultants	101,419	(1,125,080)
Loss on debt extinguishment	-	408,294
Issuance costs of shares issued to related party for collateral pursuant to outstanding secured convertible note agreements	4,255	18,010
Forfeiture of deferred compensation	(379,167)	-
Interest payable – related party	253,551	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	78,606	12,447
Accounts payable and accrued expenses	(64,824)	(66,908)
Deferred compensation	130,000	200,000

Net cash used in operating activities	(3,251,229)	(4,104,884)

Cash flows from financing activities
Proceeds from issuance of common stock	-	4,369,979
Proceeds from credit facilities – related party	2,320,000	-
Proceeds from issuance of note payable	-	600,000
Repayment of note payable	-	(600,000)

Net cash provided by financing activities	2,320,000	4,369,979

Net increase (decrease) in cash	(931,229)	265,095

Cash, beginning of year	955,374	690,279
Cash, end of year	$24,145	$955,374

Supplemental information
Interest paid - related party	$717,968	$821,958
Income taxes paid	$1,603	$1,729
Supplemental non-cash investing and finance activities:
Prepaid offering costs netted against proceeds from issuance of common stock	$-	$7,500
Shares issued in settlement of bonus payable	$-	$456,000

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2019 has incurred accumulated losses of approximately $67.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.4 million. The accompanying consolidated financial statements for the year ended December 31, 2019 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $11,867,620 at December 31, 2019, and incurred a net loss of $3,424,811, and used net cash in operating activities of $3,251,229 during the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,320,000 at December 31, 2019. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At December 31, 2019, the Company had $780,000 available under the second credit facility with Hankey Capital.

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

During the period January 1, 2018 through June 30, 2018, the Company utilized $20.00 (post reverse split) per share as the fair value of its common stock for accounting purposes based on one common stock transaction with an investor during March 2018. Subsequently, based on the analysis as described below, management determined that the fair value of the Company’s common stock for accounting purposes was $0.94 per share. The reduction in the fair value of the Company’s common stock from $20.00 per share to $0.94 per share resulted in a reversal of certain stock-based compensation charges related to options held by a consultant recorded during the year ended December 31, 2018 and thus a credit balance in certain operating accounts for the year ended December 31, 2018.

In drawing its conclusions, management considered various relevant factors, including the work of an independent third party valuation firm engaged to provide a valuation analysis as of July 24, 2018, which indicated a valuation of $0.94 per common share. Management also took into account the recent cash transaction price for the Company’s common stock pursuant to a July 2018 Rights Offering to all common stockholders, which resulted in the sale of common shares to an affiliate of the Company and parties related to such affiliate at a slightly higher price of $1.00 per share. The Company entered into a series of interrelated transactions with such affiliate at the same $1.00 price per share during the years ended December 31, 2019 and 2018.

The July 24, 2018 valuation analysis employed the discounted future value method and utilized financial metrics observed in the marketplace. Management ultimately determined, and the valuation firm concurred, that the discounted future value method was the most appropriate valuation methodology under the circumstances. The valuation remains consistent in 2019.

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

Patents and Licenses

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 (the “Amended License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. See Note 10 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of NELL-1, which was de minimis, and costs to file patent applications related to NELL-1.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash balances are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Federal insurance coverage is $250,000 per depositor at each financial institution. A substantial majority of the Company’s cash balances may exceed federally insured limits at certain times.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at December 31, 2019 and 2018.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of December 31, 2019 and 2018.

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

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Shares issued for collateral for outstanding loans of 23,404,255 and 19,148,936, respectively are excluded from weighted average shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the years ended 2019 and 2018, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Warrants	512,134	845,096
Stock options	566,045	843,648
Convertible promissory notes	11,320,000	9,000,000
	12,398,179	10,688,744

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Accounts payable	$42,879	$125,203
Deferred Directors’ fees	89,517	72,017
	$132,396	$197,220

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

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2019	December 31, 2018

(A) First Secured Convertible Note	10/24/14	12/31/21	8.75%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/21	8.75%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/21	8.75%	2,000,000	2,000,000

(C) First Credit Facility	7/24/18	12/31/21	8.75%	2,000,000	-

(D) Second Credit Facility	9/19/19	12/31/21	8.75%	320,000	-
Notes payable				$11,320,000	$9,000,000

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2019 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018. The notes are secured by collateral shares as described below.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2019 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note and was fully amortized as of December 31, 2018. The note is secured by collateral shares as described below. During 2018, the Company issued 18,009,696 collateral shares pursuant to this agreement.

First Credit Facility Convertible Secured Term Note

(C)

On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2019. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2019, the Company had used all funds available under the facility. At December 31, 2018, the Company had $2,000,000 available under the facility. The note is secured by collateral shares as described below.

During 2019, the Company issued 4,255,319 Collateral Shares pursuant to the agreement.

Second Credit Facility Convertible Secured Term Note

(D)	On September 19, 2019, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $1,100,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on September 19, 2020. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2019, the Company had been advanced $320,000 and had $780,000 available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Collateral

The Convertible Notes (A), (B) and (C) are secured by an aggregate of 23,404,255 and 19,148,936 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”) as of December 31, 2019 and December 31, 2018, respectively. The Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

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

Effective October 1, 2019, all outstanding notes with Hankey Capital were amended as follows: interest hereon shall accrue and be payable on the maturity date and the maturity date on each note was extended to December 31, 2021. Interest payable – related party was $253,551 and $-0- as December 31, 2019 and 2018, respectively.

The total debt discount amortization related to our outstanding debt for the years ended December 31, 2019 and 2018, was $-0- and $340,735, respectively. The unamortized debt discount at December 31, 2019 and 2018 was $-0-. During 2018, $383,861 of debt discount was written off as a result of the debt extinguishment.

The total debt issuance amortization related to our outstanding debt for the years ended December 31, 2019 and 2018, was $-0- and $21,283, respectively. The unamortized debt discount at December 31, 2019 and 2018 was $-0-. During 2018, $24,433 of debt issuance costs were written off as a result of the debt extinguishment.

5. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2019 and 2018, the Company had an aggregate of 30,682,590 and 26,448,881 shares of common stock outstanding, respectively.

2019

During the year ended December 31, 2019, the Company issued 4,255,319 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4).

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

In September 2018, the Company issued 115,385 shares with a value of $1,823,077 previously reflected as common stock to be issued pursuant to the Founders’ Letter Agreement dated October 2, 2015.

In December 2018, the Company issued an aggregate of 18,009,696 shares of common stock pursuant to collateral requirements of the three outstanding secured convertible note agreements (Note 4).

Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2019 and 2018 are presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2017	1,026,424	$15.17	2.23
Granted – 2018	-	-	-
Forfeited/Expired – 2018	(120,320)	-	-
Exercised – 2018	(61,008)	9.74	2.64
Outstanding as of December 31, 2018	845,096	$4.94	1.40
Granted – 2019	-	-	-
Forfeited/Expired – 2019	(332,962)	-	-
Exercised – 2019	-	-	-
Outstanding as of December 31, 2019	512,134	$5.06	0.80

As of December 31, 2019, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
2010	$4.40	22,659	February 4, 2020
April 2013	$10.00	5,000	April 28, 2020
September 2013	$10.00	5,000	September 4, 2020
September 2013	$10.00	2,500	September 20, 2020
November 2013	$10.00	7,500	November 14, 2020
July 2014	$10.00	50,000	June 30, 2020
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
May 2015	$15.80	189,874	May 4, 2020
February 2016	$20.50	146,342	February 23, 2021

Total outstanding warrants at December 31, 2019		512,134

No common stock warrants were exercised and 332,962 warrants expired during the year ended December 31, 2019. An aggregate of 61,008 common stock warrants were exercised on a non-cash basis resulting in the issuance of 30,847 common shares and 120,320 warrants expired during the year ended December 31, 2018. The intrinsic value of the outstanding warrants on December 31, 2019 is $-0-.

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

A summary of stock option activity for the years ended December 31, 2019 and 2018 are presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2017	839,732	$16.41	7.55	$4,373,120
Granted – 2018	5,222	19.70	10.00	-
Forfeited – 2018	(1,306)	-	-	-
Exercised – 2018	-	-	-	-
Outstanding as of December 31, 2018	843,648	$16.43	6.56	$-
Granted – 2019	54,909	0.94	10.00	-
Forfeited – 2019	(332,512)	16.64	4.99	-
Exercised – 2019	-	-	-	-
Outstanding as of December 31, 2019	566,045	$14.80	5.86	$-

As of December 31, 2019, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
August 2015	$15.90	104,060	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	27,204	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	26,915	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028
January 2019	$0.94	54,909	January 1, 2029

Total outstanding options at December 31, 2019		566,045

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There were no options exercised during the years ended December 31, 2019 and 2018, respectively.

There were 54,909 options granted with a fair value of $50,000 during the year ended December 31, 2019. There were 5,222 options granted with a fair value of $100,000 during the year ended December 31, 2018. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the years ended December 31, 2019 and 2018, the Company had stock-based compensation expense of $49,692 and $516,638, respectively, related to the vesting of stock options granted to the Company’s employees, directors, and consultants included in our reported net loss. Stock compensation expense for stock options granted to consultants recognized in the statement of operations amounted to $101,419 at December 31, 2019. In addition, a change in the fair value of an option initially issued to a consultant in 2015 resulted in an adjustment to the fair value of the award of $(1,125,080) based on market price at December 31, 2018. During the year ended December 31, 2019, 332,512 options forfeited due to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer. During the year ended December 31, 2018, 1,306 options forfeited upon the resignation of one of our directors. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Risk free interest rate	2.554%	2.302%-2.984%
Expected life (in years)	6.24	6.24 -7.75
Expected Volatility	169.87%	169.33%-175.89%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the year ended December 31, 2019, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2018	117,464	$14.61
Granted in 2019	54,909	$0.91
Forfeited in 2019	-	$-
Vested in 2019	(172,373)	$11.42
Non-vested at December 31, 2019	-	$-
Exercisable at December 31, 2019	566,045	$13.91
Outstanding at December 31, 2019	566,045	$13.91

As of December 31, 2019, all outstanding options are vested therefore there is no unrecognized compensation cost related to unvested stock options.

7. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2019	December 31, 2018

Current:
Federal	$-	$-
State	1,603	1,729

Total current	1,603	1,729

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$1,603	$1,729

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2019	December 31, 2018

Deferred tax assets
Net operating losses	$8,242,000	$7,410,000
Accrued expenses	693,000	688,000
R&D credits	598,000	534,000
Stock compensation	8,287,000	8,245,000

Total	17,820,000	16,877,000

Less: Valuation allowance	(17,820,000)	(16,877,000)

	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2019 and 2018 were approximately $31,254,000 and $28,286,000, respectively, and will begin to expire in 2019 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $17,820,000 at December 31, 2019. The net change in the valuation allowance for the year ended December 31, 2019 was $943,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.3%	3.0%
Nondeductible permanent items	(0.4)%	(0.4)%
Deferred tax rate change	(2.1)%	(6.2)%
Research and development credit	1.9%	1.8%
Change in valuation allowance	(26.7)%	(19.2)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2019 and 2018. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

9. Deferred Compensation

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

As of December 31, 2019 and 2018, deferred compensation was $192,500 and $441,667, respectively.

10. Commitments and Contingencies

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

As of December 31, 2019, none of the above milestones has been met.

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

Payments to UCLA TDG under the Restated License Agreement for the years ended December 31, 2019 and 2018 were $224,053 and $70,627, respectively.

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

11. Subsequent Events

Since December 31, 2019, the Company has drawn a total of $64,000 against the Second credit facility.

