Form 10-Q
period 2020-03-31
Bone Biologics Corp
filed 2021-04-15
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(781) 552-4452

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] Yes [X] No

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

[  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

As of March 31, 2021, there were 30,682,590 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Current assets
Cash	$2,432	$24,145
Prepaid expenses	4,532	6,682

Total assets	$6,964	$30,827

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$307,018	$132,396
Current portion of notes payable – related party	11,448,165	-
Interest payable – related party	508,801	253,551
Deferred compensation	207,500	192,500

Total current liabilities	12,471,484	578,447

Long-term portion of notes payable – related party	-	11,320,000

Total liabilities	12,471,484	11,898,447

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 30,682,590 shares issued and outstanding at March 31, 2020 and December 31, 2019	30,682	30,682
Additional paid-in capital	55,141,930	55,141,930
Accumulated deficit	(67,637,132)	(67,040,232)

Total stockholders’ deficit	(12,464,520)	(11,867,620)

Total liabilities and stockholders’ deficit	$6,964	$30,827

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	167,101	564,333
General and administrative	172,949	624,904

Total operating expenses	340,050	1,189,237

Loss from operations	(340,050)	(1,189,237)

Interest expense – related party	(255,250)	(217,456)

Loss before provision for income taxes	(595,300)	-

Provision for income taxes	1,600	-

Net Loss	$(596,900)	$(1,406,693)

Weighted average shares outstanding – basic and diluted	7,278,334	7,299,944

Net Loss per share – basic and diluted	$(0.08)	$(0.19)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2020

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	30,682,590	$30,682	$55,141,930	$(67,040,232)	$(11,867,620)

Net Loss	-	-	-	(596,900)	(596,900)

Balance at March 31, 2020	30,682,590	$30,682	$55,141,930	$(67,637,132)	$(12,464,520)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	26,448,881	$26,449	$54,990,797	$(63,615,421)	$(8,598,175)

Fair value of vested stock options issued to employees and directors	-	-	25,724	-	25,724

Fair value of unvested stock options issued to consultant	-	-	5,965	-	5,965

Shares issued to related party for collateral pursuant to secured convertible note agreement	1,489,362	1,489	-	-	1,489

Net Loss	-	-	-	(1,406,693)	(1,406,693)

Balance at March 31, 2019	27,938,243	$27,938	$55,022,486	$(65,022,114)	$(9,971,690)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Cash flows from operating activities
Net loss	$(596,900)	$(1,406,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	24
Stock-based compensation	-	25,724
Options issued to consultants	-	5,965
Issuance costs of shares issued to related party for collateral pursuant to convertible secured note agreement	-	1,489
Interest payable – related party	255,250	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,150	(2,368)
Accounts payable and accrued expenses	174,622	396,892
Deferred compensation	15,000	50,000

Net cash used in operating activities	(149,878)	(928,967)

Cash flows from financing activities
Proceeds from credit facilities – related party	128,165	700,000

Net cash provided by financing activities	128,165	700,000

Net decrease in cash	(21,713)	(228,967)

Cash, beginning of period	24,145	955,374
Cash, end of period	$2,432	$726,407

Supplemental information
Interest paid - related party	$-	$213,750
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2020

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

On July 16, 2018, the Company closed a rights offering in which Hankey Capital purchased 3,539,654 shares of the Company’s Common Stock and executed amendments (the “Amendments”) to the convertible promissory notes (the “Existing Convertible Notes”) payable to Hankey Capital and dated October 24, 2014, May 4, 2015 and February 24, 2016. The Amendments reduced the conversion price of the Existing Convertible Notes from $15.80 per share to $1.00 per share and extended the maturity date of the Existing Convertible Notes. As a result of the share issuance and Amendments, Hankey Capital and Don Hankey, the Chairman of the Company’s Board of Directors, acquired a majority of the voting common shares issued and outstanding and thus effective control of the Company.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to March 31, 2020 has incurred accumulated losses of approximately $68.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended March 31, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $12,464,520 at March 31, 2020, and incurred a net loss of $596,900, and used net cash in operating activities of $149,878 during the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,448,165 at March 31, 2020. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At March 31, 2020, the Company had $651,835 available under the Second credit facility with Hankey Capital.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020 (the “2019 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 and notes thereto included in the 2019 Annual Report.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2020 or for any other period.

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

Impact of the Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials will be conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for several months as a result of the coronavirus pandemic.

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

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

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Shares issued for collateral for outstanding loans of 23,404,255 are excluded from weighted average shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the three months ended March 31, 2020 and 2019, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2020 and 2019:

	March 31,
	2020	2019
Warrants	489,475	833,257
Stock options	566,045	898,557
Convertible promissory notes	11,448,165	9,700,000
	12,503,685	11,431,814

New Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The adoption of ASU 2020-06 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption, with any effect being largely dependent on the composition and terms of outstanding financial instruments at the time of adoption.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$213,126	$42,879
Deferred Directors’ fees	93,892	89,517
	$307,018	$132,396

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

Note Type	Issue Date	Maturity Date	Interest Rate	March 31, 2020	December 31, 2019

(A) First Secured Convertible Note	10/24/14	12/31/21	8.5%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/21	8.5%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/21	8.5%	2,000,000	2,000,000

(C) First Credit Facility	7/24/18	12/31/21	8.5%	2,000,000	2,000,000

(D) Second Credit Facility	9/19/19	12/31/21	8.5%	448,165	320,000
Notes payable				$11,448,165	$11,320,000

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2021 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018. The notes are secured by 886,975 collateral shares as described below.

Third Convertible Secured Term Note and Warrants

(B)

On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2021 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note and was fully amortized as of December 31, 2018. The note is secured by 253,165 collateral shares as described below.

During 2018, the Company issued an additional 18,009,696 collateral shares pursuant to the First, Second and Third Secured Convertible Notes.

First Credit Facility Convertible Secured Term Note

(C)

On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2019, the Company had used all funds available under the facility. The note is secured by collateral shares as described below.

During 2019, the Company issued 4,255,319 Collateral Shares pursuant to the agreement.

Second Credit Facility Convertible Secured Term Note

(D)	On September 19, 2019, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $1,100,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At March 31, 2020, the Company had been advanced $448,165 and had $651,835 available under the facility. At December 31, 2019, the Company had been advanced $320,000 and had $780,000 available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Collateral

The Convertible Notes (A), (B) and (C) are secured by an aggregate of 23,404,255 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”) as of March 31, 2020 and December 31, 2019. The Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

Interest payable – related party on the above notes was $508,801 and $253,551 as of March 31, 2020 and December 31, 2019, respectively.

5. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2020 and December 31, 2019, the Company had an aggregate of 30,682,590 shares of common stock outstanding.

On March 19, 2019, the Company issued 1,489,362 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4).

Common Stock Warrants

A summary of warrant activity for the period ended March 31, 2020 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2019	512,134	$4.94	1.40
Granted – 2020	-	-	-
Forfeited/Expired – 2020	(22,659)	-	-
Exercised – 2020	-	-	-
Outstanding as of March 31, 2020	489,475	$5.09	0.59

As of March 31, 2020, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
April 2013	$10.00	5,000	April 28, 2020
September 2013	$10.00	5,000	September 4, 2020
September 2013	$10.00	2,500	September 20, 2020
November 2013	$10.00	7,500	November 14, 2020
July 2014	$10.00	50,000	June 30, 2020
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
May 2015	$15.80	189,874	May 4, 2020
February 2016	$20.50	146,342	February 23, 2021

Total outstanding warrants at March 31, 2020		489,475

There were no common stock warrants exercised and 22,659 warrants expired during the period ended March 31, 2020. The intrinsic value of the outstanding warrants on March 31, 2020 is $-0-.

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

A summary of stock option activity for the period ended March 31, 2020, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2019	566,045	$16.43	6.56	$-
Granted – 2020	-	-	-	-
Forfeited – 2020	-	-	-	-
Exercised – 2020	-	-	-	-
Outstanding as of March 31, 2020	566,045	$14.80	5.36	$-

As of March 31, 2020, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
August 2015	$15.90	104,060	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	27,204	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	26,915	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028
January 2019	$0.94	54,909	January 1, 2029

Total outstanding options at March 31, 2020		566,045

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and none cancelled during the period ended March 31, 2020.

There were no options granted during the period ended March 31, 2020. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these condensed consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the periods ended March 31, 2020 and 2019, the Company had stock-based compensation expense of $-0- and $25,724, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Stock compensation expense for stock options granted to consultants recognized in the statement of operations amounted to $-0- and $5,965 during the periods ended March 31, 2020 and 2019, respectively. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the periods ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Risk free interest rate	-%	2.554%
Expected life (in years)	-	6.24
Expected Volatility	-%	169.87%
Expected dividend yield	-%	0%

A summary of the changes in the Company’s non-vested options during the period ended March 31, 2020, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2019	-	$-
Granted in 2020	-	$-
Forfeited – 2020	-	$-
Vested in 2020	-	$-
Non-vested at March 31, 2020	-	$-
Exercisable at March 31, 2020	566,045	$13.91
Outstanding at March 31, 2020	566,045	$13.91

As of March 31, 2020, there was no unrecognized compensation cost related to unvested stock options.

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

As a result of the separation agreements, $379,167 of deferred compensation was forfeited and written off during the year ended December 31, 2019.

As of March 31, 2020 and December 31, 2019, deferred compensation was $207,500 and $192,500, respectively.

8. Commitments and Contingencies

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

As of March 31, 2020, none of the above milestones has been met.

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

On August 13, 2020 the Company and UCLA TDG entered into a First Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones was updated to better reflect delays caused by the COVID-19 Pandemic and to address the Company’s failure to pay certain amounts with regard to patent prosecution, cost reimbursement, maintenance fees, and late fees, and in connection therewith, a revised payment schedule was set forth.

Payments to UCLA TDG under the Restated License Agreement for the three months ended March 31, 2020 and 2019 were $-0- and $14,892, respectively.

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

9. Subsequent Events

From March 31, 2020 through March 31, 2021, the Company has drawn an additional of $339,711 against the Second credit facility.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2019 and 2018 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019, with the SEC on March 30,2020. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

On August 13, 2020 the Company and UCLA TDG entered into a First Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones was updated to better reflect delays caused by the COVID-19 Pandemic and to address the Company’s failure to pay certain amounts with regard to patent prosecution, cost reimbursement, maintenance fees, and late fees, and in connection therewith, a revised payment schedule was set forth.

Results of Operations

Impact of the Novel Coronavirus (COVID-19) on the Company’s Business Operations

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials will be conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for several months as a result of the coronavirus pandemic.

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three Months ended March 31, 2020 compared to the Three Months ended March 31, 2019

	Three-months ended March 31, 2020	Three-months ended March 31, 2019	% Change
Operating expenses
Research and development	$167,101	$564,333	(70.39)%
General and administrative	172,949	624,904	(72.32)%

Total operating expenses	340,050	1,189,237	(71.41)%

Loss from operations	(340,050)	(1,189,237)	(71.41)%

Interest expense, related party	(255,250)	(217,456)	17.38%

Provision for income taxes	(1,600)	-	100.00%

Net loss	$(596,900)	$(1,406,693)	(57.57)%

During 2020, Bone Biologics had to curtail operations due to lack of necessary funds, which the company hopes to address with future financing.

The lack of capital occurring simultaneously during the COVID-19 pandemic has caused a delay in R&D activities, and a scale back in all operations other than fund raising. As a result, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible.

The source, timing and availability of any future financing will depend principally upon market conditions and the status of our scientific development programs.

Research and Development

Our research and development decreased from $564,333 during the three months ended March 31, 2019 to $167,101 during the three months ended March 31, 2020. The $397,232 decrease was due to the curtailing of operations during 2020. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses decreased from $624,904 during the three months ended March 31, 2019 to $172,949 during the three months ended March 31, 2020. The $451,955 decrease was due to the curtailing of operations during 2020.

Interest Expense

Our interest expense increased from $217,456 for the three months ended March 31, 2019 to $255,250 during the three months ended March 31, 2020. The increase of $37,794 resulted from increased debt.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to March 31, 2020 has incurred accumulated losses of approximately $68.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended March 31, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $12,464,520 at March 31, 2020, and incurred a net loss of $596,900, and used net cash in operating activities of $149,878 during the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and as of March 31, 2021 has been issued convertible notes payable with an aggregate principal balance of $11,787,875. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At March 31, 2021, the Company had $312,125 available under the Second credit facility with Hankey Capital.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of March 31, 2020 and December 31, 2019, we had cash of $2,432 and $24,145, respectively.

Cash Flows

Operating activities

During the three months ended March 31, 2020 and 2019, cash used in operating activities was $149,878 and $928,967 respectively. Cash expenditures for the three months ended March 31, 2020 decreased primarily due to the curtailing of operations during 2020.

Financing activities

During the three months ended March 31, 2020, cash provided by financing activities of $128,165 resulted from draws on our second credit facility with Hankey Capital. During the three months ended March 31, 2019, cash provided by financing activities of $700,000 resulted from the March 2019 draw on our second credit facility with Hankey Capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2020. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective.

As of March 31, 2020, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, we identified a material weakness in internal controls over financial reporting as of March 31, 2020 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During 2020, Bone Biologics had to curtail operations due to lack of necessary funds. The lack of capital occurring simultaneously during the COVID-19 pandemic has caused a scale back in operations. As a result, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible. We do not have sufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During the three months ended March 31, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. As a result, the Company was not timely with the interim filings.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2020.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2020.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: April 15, 2021	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

