Form 10-Q
period 2020-06-30
Bone Biologics Corp
filed 2021-04-15
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets

Current assets
Cash	$-	$24,145
Prepaid expenses	1,433	6,682

Total assets	$1,433	$30,827

Liabilities and Stockholders’ Deficit

Current liabilities
Bank overdraft	$102	$-
Accounts payable and accrued expenses	342,494	132,396
Current portion of notes payable – related party	11,524,765	-
Interest payable – related party	756,122	253,551
Deferred compensation	222,500	192,500

Total current liabilities	12,845,983	578,447

Long-term portion of notes payable – related party	-	11,320,000

Total liabilities	12,845,983	11,898,447

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 30,682,590 shares issued and outstanding at June 30, 2020 and December 31, 2019	30,682	30,682
Additional paid-in capital	55,141,930	55,141,930
Accumulated deficit	(68,017,162)	(67,040,232)

Total stockholders’ deficit	(12,844,550)	(11,867,620)

Total liabilities and stockholders’ deficit	$1,433	$30,827

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	9,000	417,565	176,101	981,898
General and administrative	123,709	261,692	296,658	886,597

Total operating expenses	132,709	679,257	472,759	1,868,495

Loss from operations	(132,709)	(679,257)	(472,759)	(1,868,495)

Other expenses
Interest expense, net – related party	(247,321)	(244,695)	(502,571)	(462,150)

Loss before provision for income taxes	(380,030)	(923,952)	(975,330)	(2,330,645)

Provision for income taxes	-	1,600	1,600	1,600

Net Income (Loss)	$(380,030)	$(925,552)	$(976,930)	$(2,332,245)

Weighted average shares outstanding – basic and diluted	7,278,334	7,299,944	7,278,334	7,299,944

Loss per share – basic and diluted	$(0.05)	$(0.13)	$(0.13)	$(0.32)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three and six months ended June 30, 2020

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	30,682,590	$30,682	$55,141,930	$(67,040,232)	$(11,867,620)

Net Loss	-	-	-	(596,900)	(596,900)

Balance at March 31, 2020	30,682,590	30,682	55,141,930	(67,637,132)	(12,464,520)

Net Loss	-	-	-	(380,030)	(380,030)

Balance at June 30, 2020	30,682,590	$30,682	$55,141,930	$(68,017,162)	$(12,844,550)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three and six months ended June 30, 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	26,448,881	$26,449	$54,990,797	$(63,615,421)	$(8,598,175)

Fair value of vested stock options issued to employees and directors	-	-	25,724	-	25,724

Fair value of unvested stock options issued to consultant	-	-	5,965	-	5,965

Shares issued to related party for collateral pursuant to secured convertible note agreement	1,489,362	1,489	-	-	1,489

Net Loss	-	-	-	(1,406,693)	(1,406,693)

Balance at March 31, 2019	27,938,243	27,938	55,022,486	(65,022,114)	(9,971,690)

Fair value of vested stock options issued to employees and directors	-	-	13,548	-	13,548

Fair value of unvested stock options issued to consultant	-	-	26,458	-	26,458

Shares issued to related party for collateral pursuant to secured convertible note agreement	2,127,660	2,128	-	-	2,128

Net Loss	-	-	-	(925,552)	(925,552)

Balance at June 30, 2019	30,065,903	$30,066	$55,062,492	$(65,947,666)	$(10,855,108)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Cash flows from operating activities
Net loss	$(976,930)	$(2,332,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	50
Stock-based compensation	-	39,272
Options issued to consultants	-	32,423
Issuance costs of shares issued to related party for collateral pursuant to convertible secured note agreement	-	3,617
Interest payable – related party	502,571	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,249	(4,735)
Accounts payable and accrued expenses	210,098	61,783
Deferred compensation	30,000	(279,167)

Net cash used in operating activities	(229,012)	(2,479,002)

Cash flows from financing activities
Bank overdraft	102	-
Proceeds from credit facilities – related party	204,765	1,700,000

Net cash provided by financing activities	204,867	1,700,000

Net decrease in cash	(24,145)	(779,002)

Cash, beginning of period	24,145	955,374
Cash, end of period	$-	$176,372

Supplemental information
Interest paid - related party	$-	$458,533
Income taxes paid	$-	$1,600

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2020

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year; or (iii) the date on which we have, during the previous six-year period, issued more than $1.07 billion in non-convertible debt securities. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations, and may elect to take advantage of other reduced reporting obligations in the future.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to June 30, 2020 has incurred accumulated losses of approximately $68.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended June 30, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $12,844,550 at June 30, 2020, and incurred a net loss of $976,930, and used net cash in operating activities of $229,012 during the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,524,765 at June 30, 2020. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At June 30, 2020, the Company had $575,235 available under the second credit facility with Hankey Capital.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2020 or for any other period.

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

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on six levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the period ended June 30, 2020 and 2019, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of June 30, 2020 and 2019:

	June 30,
	2020	2019
Warrants	239,601	833,257
Stock options	566,045	898,557
Convertible promissory notes	11,524,765	10,700,000
	12,330,411	12,431,814

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$248,602	$42,879
Deferred Directors’ fees	93,892	89,517
	$342,494	$132,396

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

Note Type	Issue Date	Maturity Date	Interest Rate	June 30, 2020	December 31, 2019

(A) First Secured Convertible Note	10/24/14	12/31/21	8.5%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/21	8.5%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/21	8.5%	2,000,000	2,000,000

(C) First Credit Facility	7/24/18	12/31/21	8.5%	2,000,000	2,000,000

(D) Second Credit Facility	9/19/19	12/31/21	8.5%	524,765	320,000
Notes payable				$11,524,765	$11,320,000

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2021 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018. The notes are secured by 886,975 collateral shares as described below.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2021 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note and was fully amortized as of December 31, 2018. The note is secured by 253,165 collateral shares as described below.

During 2018, the Company issued an additional 18,009,696 collateral shares pursuant to the First, Second and Third Secured Convertible Notes.

First Credit Facility Convertible Secured Term Note

(C)	On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2019, the Company had used all funds available under the facility. The note is secured by collateral shares as described below.

During 2019, the Company issued 4,255,319 Collateral Shares pursuant to the agreement.

Second Credit Facility Convertible Secured Term Note

(D)	On September 19, 2019, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $1,100,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At June 30, 2020, the Company had been advanced $524,765 and had $575,235 available under the facility. At December 31, 2019, the Company had been advanced $320,000 and had $780,000 available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Collateral

The Convertible Notes (A), (B) and (C) are secured by an aggregate of 23,404,255 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”) as of June 30, 2020 and December 31, 2019. The Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

Interest payable – related party on the above notes was $756,122 and $253,551 as of June 30, 2020 and December 31, 2019, respectively.

5. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2020 and December 31, 2019, the Company had an aggregate of 30,682,590 shares of common stock outstanding.

On March 19, 2019, the Company issued 1,489,362 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4).

On May 7, 2019, the Company issued 1,063,830 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4).

On June 20, 2019, the Company issued 1,063,830 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4).

Common Stock Warrants

A summary of warrant activity for the period ended June 30, 2020 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2019	512,134	$4.94	1.40
Granted – 2020	-	-	-
Forfeited/Expired – 2020	(272,533)	-	-
Exercised – 2020	-	-	-
Outstanding as of June 30, 2020	239,601	$6.12	0.82

As of June 30, 2020, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
September 2013	$10.00	2,500	September 20, 2020
November 2013	$10.00	7,500	November 14, 2020
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
February 2016	$20.50	146,342	February 23, 2021

Total outstanding warrants at June 30, 2020		239,601

There were no common stock warrants exercised and 272,533 warrants expired during the period ended June 30, 2020. The intrinsic value of the outstanding warrants on June 30, 2020 is $-0-.

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

A summary of stock option activity for the period ended June 30, 2020, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2019	566,045	$16.43	6.56	$-
Granted – 2020	-	-	-	-
Forfeited – 2020	-	-	-	-
Exercised – 2020	-	-	-	-
Outstanding as of June 30, 2020	566,045	$14.80	5.36	$-

As of June 30, 2020, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
August 2015	$15.90	104,060	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	27,204	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	26,915	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028
January 2019	$0.94	54,909	January 1, 2029

Total outstanding options at June 30, 2020		566,045

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and none cancelled during the period ended June 30, 2020.

There were no options granted during the period ended June 30, 2020. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these condensed consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the periods ended June 30, 2020 and 2019, the Company had stock-based compensation expense of $-0- and $25,724, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Stock compensation expense for stock options granted to consultants recognized in the statement of operations amounted to $-0- and $5,965 during the periods ended June 30, 2020 and 2019, respectively. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option pricing model. The assumptions used for the periods ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Risk free interest rate	-%	2.554%
Expected life (in years)	-	6.24
Expected Volatility	-%	169.87%
Expected dividend yield	-%	0%

A summary of the changes in the Company’s non-vested options during the period ended June 30, 2020, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2019	-	$-
Granted in 2020	-	$-
Forfeited – 2020	-	$-
Vested in 2020	-	$-
Non-vested at June 30, 2020	-	$-
Exercisable at June 30, 2020	566,045	$13.91
Outstanding at June 30, 2020	566,045	$13.91

As of June 30, 2020, there was no unrecognized compensation cost related to unvested stock options.

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

As of June 30, 2020 and December 31, 2019, deferred compensation was $222,500 and $192,500, respectively.

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

As of June 30, 2020, none of the above milestones has been met.

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

Payments to UCLA TDG under the Restated License Agreement for the six months ended June 30, 2020 and 2019 were $-0- and $14,892, respectively.

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

9. Subsequent Events

From June 30, 2020 through March 31, 2021, the Company has drawn an additional of $263,111 against the Second credit facility.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year; or (iii) the date on which we have, during the previous six-year period, issued more than $1.07 billion in non-convertible debt securities. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations, and may elect to take advantage of other reduced reporting obligations in the future.

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

Three Months ended June 30, 2020 compared to the Three Months ended June 30, 2019

	Three-months ended June 30, 2020	Three-months ended June 30, 2019	% Change
Operating expenses
Research and development	$9,000	$417,565	(97.84)%
General and administrative	123,709	261,692	(52.73)%

Total operating expenses	132,709	679,257	(80.46)%

Loss from operations	(132,709)	(679,257)	(80.46)%

Interest expense, related party	(247,321)	(244,695)	1.07%

Provision for income taxes	-	(1,600)	100.00%

Net loss	$(380,030)	$(925,552)	(58.94)%

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

Research and Development

Our research and development decreased from $417,565 during the three months ended June 30, 2019 to $9,000 during the three months ended June 30, 2020. The $408,565 decrease was due to the curtailing of operations during 2020. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses decreased from $261,692 during the three months ended June 30, 2019 to $123,709 during the three months ended June 30, 2020. The $137,983 decrease was due to the curtailing of operations during 2020.

Interest Expense

Our interest expense increased from $244,695 for the three months ended June 30, 2019 to $247,321 during the three months ended June 30, 2020. The increase of $2,626 resulted from increased debt.

Six Months ended June 30, 2020 compared to the Six Months ended June 30, 2019

	Six-months ended June 30, 2020	Six-months ended June 30, 2019	% Change
Operating expenses
Research and development	$176,101	$981,898	(82.07)%
General and administrative	296,658	886,597	(66.54)%

Total operating expenses	472,759	1,868,495	(74.70)%

Loss from operations	(472,759)	(1,868,495)	(74.70)%

Interest expense, related party	(502,571)	(462,150)	8.75%

Provision for income taxes	(1,600)	(1,600)	-%

Net loss	$(976,930)	$(2,332,245)	(58.11)%

Research and Development

Our research and development decreased from $981,898 during the six months ended June 30, 2019 to $176,101 during the six months ended June 30, 2020. The $805,797 decrease was due to the curtailing of operations during 2020. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses decreased from $886,597 during the six months ended June 30, 2019 to $296,658 during the six months ended June 30, 2020. The $589,939 decrease was due to the curtailing of operations during 2020.

Interest Expense

Our interest expense increased from $462,150 for the six months ended June 30, 2019 to $502,571 during the six months ended June 30, 2020. The increase of $40,421 resulted from increased debt.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to June 30, 2020 has incurred accumulated losses of approximately $68.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended June 30, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $12,844,550 at June 30, 2020, and incurred a net loss of $976,930, and used net cash in operating activities of $229,012 during the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2019, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2020 and December 31, 2019, we had cash of $-0- and $24,145, respectively.

Cash Flows

Operating activities

During the six months ended June 30, 2020 and 2019, cash used in operating activities was $229,012 and $2,479,002 respectively. Cash expenditures for the six months ended June 30, 2020 decreased primarily due to the curtailing of operations during 2020.

Financing activities

During the six months ended June 30, 2020, cash provided by financing activities of $204,867 resulted primarily from draws on our second credit facility with Hankey Capital. During the six months ended June 30, 2019, cash provided by financing activities of $1,700,000 resulted from draws on our second credit facility with Hankey Capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2020. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, we identified a material weakness in internal controls over financial reporting as of June 30, 2020 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During 2020, Bone Biologics had to curtail operations due to lack of necessary funds. The lack of capital occurring simultaneously during the COVID-19 pandemic has caused a scale back in operations. As a result, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible. We do not have sufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During the six months ended June 30, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. As a result, the Company was not timely with the interim filings.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2020.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2020.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: April 15, 2021	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

