Form 10-K
period 2020-12-31
Bone Biologics Corp
filed 2021-04-15
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

For the transition period from _________ to _________

Commission File Number: 000-53078

Bone Biologics Corporation

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of

incorporation or organization)

42-1743430

(I.R.S. Employer

Identification No.)

2 Burlington Woods Drive, Ste 100, Burlington, MA 01803

(781) 552-4452

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	OTC Markets

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

[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report [  ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Approximate aggregate market value of registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2020, was $555,697.

As of March 31, 2021, there were 30,682,590 shares of common stock, par value $0.001, outstanding.

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

PRODUCTS

We have developed a stand-alone platform technology through significant laboratory and small and large animal research over 11 years to generate the current applications across broad fields of use. The platform technology is our recombinant human protein, known as NELL-1, a proprietary skeletal specific growth factor which is a bone void filler. NELL-1 provides regulation over skeletal tissue formation and stem cell differentiation during bone regeneration. The Company obtained the platform technology pursuant to an exclusive license agreement with UCLA TDG.

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

Non-Union Trauma Cases. While the majority of fractures heal without the need for osteosynthetic products, bone substitutes are used in complicated breaks where the bone does not mend naturally. Management believes that NELL-1 is expected to perform as well as high-priced growth factors in this market.

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

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, our continued development has been funded through various strategic investments. Our research and development expenses for the years ended December 31, 2020 and 2019 were $340,672 and $1,095,176, respectively. We anticipate that it will require an additional $20 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $27 million will be required to achieve product launch for spine interbody fusion. These amounts are estimates based on data currently available to us, and are subject to many factors including the various risk factors discussed below under Item 1A.

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

Bone Biologics has completed preclinical studies, which shows its rhNELL-1 growth factor effectively promotes bone formation in a phylogenetically advanced, clinically relevant, spine model. In addition, rhNELL-1 was shown to be well tolerated and there were no findings of inflammation.

Bone Biologics has received Human Research Ethics Committee (HREC) approval for the first center of a multicenter pilot clinical trial to evaluate NB1 (NELL-1/DBX®) in 30 patients in Australia. The pilot study will evaluate the safety and effectiveness of NB1 in adult subjects with degenerative disc disease (DDD) at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level who undergo transforaminal lumbar interbody fusion (TLIF)

PROPOSED INITIAL CLINICAL APPLICATION

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

OUR BUSINESS STRATEGY

Our business strategy is to develop our target specific growth factor that has demonstrated increases in the quantity and quality of bone, while displaying a strong safety profile. Our focus continues to narrow from the research to the development stage and soon to be clinical stage to allow for the approval for use of our target specific protein exhibiting efficacy and safety by matching or exceeding current market approved products. The utilization of investment partners is critical to facilitate the development through pre-Investigational Device Exemption (“IDE”), clinical, and ultimate commercialization as we fund the pre-IDE work and continue achieving milestones.

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

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2019) such payment to equal the greater of:

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

Additional patent applications are currently in preparation. The intellectual property is unique and comprehensively covers NELL-1 manufacture, NELL-1 compositions and NELL-1 use in wide ranging clinical and diagnostic applications. We protect our proprietary technology through all mechanisms including U.S. and foreign patent filings, trade secret protections, and collaboration agreements with domestic and international corporations, universities and research institutions. We are the exclusive licensee for the following thirteen (13) UCLA TDG issued patents:

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

EMPLOYEES AND HUMAN CAPITAL

As of the date hereof, we have one (1) full-time employee and one (1) part-time employee. We have relied and plan on continuing to rely on independent organizations, advisors and consultants to perform certain services for us, including handling substantially all aspects of regulatory approval, clinical management, manufacturing, marketing, and sales. Such services may not always be available to us on a timely basis or at costs that we can afford. Our future performance will depend in part on our ability to successfully integrate newly hired officers and to engage and retain consultants, as well as our ability to develop an effective working relationship with our management and consultants.

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

We rely on Hankey Capital for Funding

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares to secure the repayment of convertible notes) and has been issued convertible notes payable with an aggregate principal balance of $11,712,179 at December 31, 2020. No assurance can be given that any future financing from Hankey Capital will be available or, if available, that it will be on terms that are satisfactory to the Company. In the absence of financing from other sources, the inability to obtain additional financing from Hankey Capital will result in the scaling back or discontinuance of our product development programs or operations entirely.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as and for the years ended December 31, 2020 and 2019 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses for the years ended December 31, 2020 and 2019 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and since inception to December 31, 2020 have incurred accumulated losses of approximately $69.0 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. Our auditors have included in their audit report for the year ended December 31, 2020 an explanatory paragraph regarding our ability to continue as a going concern. As reflected in the financial statements, we had a stockholders’ deficit of $13,692,310 at December 31, 2020, incurred a net loss of $1,824,690 and used net cash in operating activities of $426,933 during the year ended December 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

We face a number of risks associated with our incurrence of substantial debt which could adversely affect our financial condition.

The Company has the following debt outstanding with Hankey Capital, a related party:

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2020

First Secured Convertible Note	10/24/14	12/31/21	8.5%	$5,000,000

Second Secured Convertible Note	5/4/15	12/31/21	8.5%	2,000,000

Third Secured Convertible Note	2/24/16	12/31/21	8.5%	2,000,000

First Credit Facility	7/24/18	12/31/21	8.5%	2,000,000

Second Credit Facility	9/19/19	12/31/21	8.5%	712,179
Notes payable				$11,712,179

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

The Convertible Notes are secured by 23,404,255 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”). The number of shares of the Collateral Shares are adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral Shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares will be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

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

We anticipate that it will require an additional $20 million to complete protein synthesis, animal studies, and commence first in man studies. An estimated additional $27 million will be required to achieve product launch for spine interbody fusion. These amounts are estimates based on data currently available to us, and are subject to many factors, including the risk factors discussed in this item 1A. We anticipate we will need to raise substantial additional funds for the pivotal clinical trial prior to marketing our first product. Our long-term capital requirements are expected to depend on many factors, including, among others:

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

As of the date of this filing, we have one full-time employee and one part-time employee. We also have engaged and plan to continue to engage regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

As of December 31, 2020, management identified a material weakness in internal controls over financial reporting as described in Item 9 A. Controls and Procedures.

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

Common Stock
	High	Low
Fiscal Year 2019
First Quarter	$26.00	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$10.00	$8.50
Fourth Quarter	$8.50	$4.00

Fiscal Year 2020
First Quarter	$4.00	$4.00
Second Quarter	$4.00	$4.00
Third Quarter	$4.00	$3.00
Fourth Quarter	$7.50	$2.50

Holders

As of March 31, 2021, there are approximately 57 record holders of 30,682,590 shares of Common Stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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

	Year ended December 31, 2020	Year ended December 31, 2019	% Change
Operating expenses
Research and development	$340,672	$1,095,176	(68.89)%
General and administrative	484,342	1,352,258	(64.18)%

Total operating expenses	825,014	2,447,434	(66.29)%

Loss from operations	(825,014)	(2,447,434)	(66.29)%

Interest expense	(998,076)	(975,774)	2.29%

Loss before provision for income taxes	(1,823,090)	(3,423,208)	(46.74)%

Provision for income taxes	1,600	1,603	(0.19)%

Net loss	$(1,824,690)	$(3,424,811)	(46.72)%

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

Research and Development

Our research and development decreased from $1,095,176 during the year ended December 31, 2019 to $340,672 during the year ended December 31, 2020. The $754,504 decrease was due to the curtailing of operations during 2020. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses decreased from $1,352,258 during the year ended December 31, 2019 to $484,342 during the year ended December 31, 2020. The $867,916 decrease was due to the curtailing of operations during 2020.

Interest Expense

Our interest expense increased from $975,774 for the year ended December 31, 2019 to $998,076 during the year ended December 31, 2020. The increase of $22,302 resulted from increased debt.

Liquidity and Capital Resources

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2020 has incurred accumulated losses of approximately $69.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the year ended December 31, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $13,692,310 at December 31, 2020, and incurred a net loss of $1,824,690, and used net cash in operating activities of $426,933 during the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,787,875 at March 31, 2021. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At March 31, 2021, the Company had $312,124 available under the Second credit facility with Hankey Capital

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

As of December 31, 2020 and 2019, we had cash of $-0- and $24,145, respectively.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2020 and 2019:

Operating activities

During the year ended December 31, 2020 and 2019, cash used in operating activities was $426,933 and $3,251,229 respectively. Cash expenditures for the year ended December 31, 2020 decreased primarily due to the curtailing of operations during 2020.

Financing activities

During the year ended December 31, 2020, cash provided by financing activities of $329,179 resulted from draws on our second credit facilities with Hankey Capital. During the year ended December 31, 2019, cash provided by financing activities of $2,320,000 resulted from draws on our first and second credit facilities with Hankey Capital.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2020. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation assessment, they concluded that our we identified a material weakness in internal controls and procedures were not effective over financial reporting as of December 31, 2020 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During 2020, Bone Biologics had to curtail operations due to lack of necessary funds. The lack of capital occurring simultaneously during the COVID-19 pandemic has caused a scale back in operations. As a result, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible. We do not have sufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During the year ended December 31, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. As a result, the Company was not timely with the interim filings.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of March 30, 2021:

Name	Age	Position
Jeffrey Frelick	55	Chief Executive Officer and President
Deina H. Walsh	56	Chief Financial Officer
Don Hankey	77	Chairman of the Board of Directors
Stephen R. LaNeve	61	Director
Bruce Stroever	70	Director
Bret Hankey	43	Director

Jeffrey Frelick: Chief Executive Officer and President

Jeffrey Frelick serves as the President and Chief Executive Officer of Bone Biologics, bringing more than 25 years of leadership, operational, and investment experience in the life science industry. He joined Bone Biologics in 2015 as the Company’s Chief Operating Officer and assumed his current role in June 2019. Prior to Bone Biologics, Mr. Frelick spent 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks Canaccord Genuity, ThinkEquity and Lazard. He also previously worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostic companies. He began his career at Becton Dickinson in sales and sales management positions after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Mr. Frelick received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

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

Stephen R. LaNeve: Director

Mr. La Neve currently serves as the President of Globus Medical Japan. He previously served as CEO of Bone Biologics from 2015-2019. Mr. La Neve held leadership roles in the medical device and diagnostic segments which include: CEO and president of Etex Corporation; president of Becton Dickinson’s Pre-Analytical Systems business; president of Medtronic’s $3.5b Spine and Biologics business; and president of Medtronic’s then second largest country business unit, Medtronic Japan. He also served as senior vice president and executive vice president at Premier, one of the largest GPOs in the United States and ran the global Injection Systems business unit for Becton Dickinson. Additionally, Mr. LaNeve has held a number of commercial leadership roles at Becton Dickinson, Roche Diagnostics and E Merck Diagnostic Systems in sales, marketing, strategic planning and project management both in the US and outside the US. He serves on the board of directors for SkelRegen, LLC and Life Science Enterprise, and has served on the Board of Rapid Pathogen Screening, Inc. (RPS) up through its sale of the eye-care business. Mr. La Neve has consulted for private equity companies in the medical device area. Mr. LaNeve holds a B.S. in Health Planning and Administration from the Pennsylvania State University, an M.B.A. from West Chester University, and is a member of the Omicron Delta Epsilon honor society for academic excellence in economics.

Bruce Stroever: Director

Mr. Stroever has served on Biologics board of directors since 2012, bringing forty years of product development and general management experience in the medical device and orthobiologics fields. Mr. Stroever most recently served as President and Chief Executive Officer at MTF until he retired in 2020 after 32 years of service. Under Mr. Stroever’s leadership, MTF grew to be the largest tissue bank in the world. From 1971 to 1988, Mr. Stroever held several positions with Ethicon, Inc., a Johnson & Johnson, Inc. subsidiary. Mr. Stroever served on the advisory board for the New Jersey Organ and Tissue Sharing Network. He was also elected to the Board of Governors of the American Association of Tissue Banks for a three-year term in 1999 and subsequently in 2012. He was a founding member of the Tissue Policy Group subsidiary of the AATB and served as its Chairman for two terms. Mr. Stroever received his B.E. in Mechanical/Chemical Engineering from Stevens Institute of Technology in 1972 and a Masters of Science in Bioengineering from Columbia University in 1977.

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

Board of Directors and Corporate Governance

Our Board of Directors currently consists of four (4) members, consisting of Don Hankey, Bruce Stroever, Bret Hankey, and Stephen R. LaNeve.

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee. The Board of Directors met or acted by written consent one time during 2020.

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

The Audit committee met one time during 2020.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

The compensation committee met once during 2020.

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

The nominating and corporate governance committee did not meet during 2020.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except Don Hankey was delinquent on filings related to the accrual of  an aggregate principal amount of $712,178 of convertible notes relating to sixteen advances which are convertible into an aggregate of 712,178 shares of the Company’s Common Stock.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by its named executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Deferred Compensation ($)(1)	All Other Compensation ($)	Total Compensation ($)

Stephen R. La Neve, Chief Executive Officer,	2020	$-		$-	$-		$-		$-
President, Director(2)	2019	$210,769		$-	$-		$-		$210,769

Jeffrey Frelick, Chief Executive Officer and President(3)	2020	$240,000		$-	$-		$60,000		$300,000
	2019	$240,000		$-	$-		$60,000		$300,000

Deina Walsh, Chief Financial Officer(4)	2020	$-		$-	$-		$-		$-
	2019	$85,765		$-	$-		$-		$85,765

(1)	Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation.
(2)	Effective June 28, 2019, Stephen La Neve elected not to renew his employment agreement and accordingly resigned as the Chief Executive Officer and President. The employment contract was replaced by an independent contractor agreement. Mr. LaNeve will continue as a director of the Company.
(3)	Effective June 28, 2019, Jeffrey Frelick, the Company’s Chief Operating Officer, was appointed by the Company’s Board of Directors as the new President and Chief Executive Officer.
(4)	Effective June 28, 2019, Deina Walsh, the Company’s Chief Financial Officer, elected not to renew her employment contract. The employment contract was replaced by an independent contractor agreement. Ms. Walsh remains the Company’s Chief Financial Officer.

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

There was no bonus accrual during the year ended December 31, 2020 and 2019.

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

Potential Payments upon Termination of Change in Control

None.

Changes to Potential Payments upon Termination of Change in Control

None.

Consulting Agreements for Executives

None other than noted above.

Grants of Plan-Based Awards

None.

Executives Outstanding Equity Awards at Fiscal Year End

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Frelick, Chief Operating Officer	May 27, 2019	26,915	-	-	$20.50	May 27, 2026	-	-	-	-
	December 28, 2015	104,060	-	-	$15.90	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	7,739	$7,275

Director Compensation

The following table shows information regarding the compensation earned during the year ended December 31, 2020 by the members of our board of directors.

Name	Fees Earned or Paid in Cash(2)	Option Awards	Share Awards	Total
Bruce Stroever(1)	$-	$-	-	$-
Don Hankey(1)	-	-	-	-
John Booth(2)(3)	8,750	-	-	8,750
Stephen R. La Neve(1)	-	-	-	-
Bret Hankey(1)	-	-	-	-

Total	$8,750	$-	$-	$8,750

(1)	Non-independent director. No compensation paid per our Non-Employee Director Compensation Policy.

(2)	Pursuant to the October 2016 Note Purchase Agreement, the Board of Directors authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

(3)	Resigned effective August 20, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock as of March 31, 2021, by each person or group of affiliated persons known to the Company to beneficially own 5% or more of its Common Stock, each director, each named executive officer, and all of its directors and named executive officers as a group.

Name of Beneficial Owner or Identity of Group	Title of Class	Shares(1)		Percentage

5% or greater stockholders:

The Musculoskeletal Transplant Foundation, Inc. 175 May Street Edison, NJ 08837	Common Stock	1,546,743	(2)	5.0%

Hankey Capital, LLC 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	28,842,222	(3)	89.8%

Executive Officers and Directors:

Don R. Hankey 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	27,908,005	(4)	91.2%

Stephen LaNeve, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	-	(5)	-

Jeffrey Frelick, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	130,975	(6)	0.4%

Deina H. Walsh, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	-	(7)	-

Bruce Stroever 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803 (8)	Common Stock	-		-

John Booth, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	69,137	(9)	0.2%

Bret Hankey, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	28,034		0.1%

Total Officers and Directors as a Group (7 persons)	Common Stock	29,001,231	(10)	91.4%

(1)	Based on 30,682,590 issued and outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable 60 days from our report date.

(2)	Consists of 1,479,243 shares, 62,500 shares underlying warrants exercisable within 60 days and 5,000 shares underlying stock options exercisable within 60 days.

(3)	Consists of 4,062,870 shares, 23,404,255 collateral shares for which Hankey Capital has voting rights, 146,342 shares issuable upon exercise of warrants issued exercisable within 60 days and 787,875 shares issuable upon convention of debt agreements. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital. Excludes shares issuable upon draws under a credit facility provided by Hankey Capital.

(4)	Mr. Hankey is the Manager of Hankey Capital. Mr. Hankey is the beneficial owner of 28,842,222 shares of the Company consisting of 4,062,870 shares owned by Hankey Capital, 23,404,255 collateral shares for which Hankey Capital has voting rights, 361,640 shares owned by the Don Hankey Trust (the “Trust”) of which Mr. Hankey is the Trustee, 79,240 shares held by H&H Funding LLC of which Mr. Hankey is the sole manager, 146,342 shares issuable upon exercise of warrants issued to Hankey Capital and 787,875 shares issuable upon conversion of debt agreements. Hankey Capital is owned by Hankey Investment Company LP (“HIC”) of which the Trust owns a 66.09% interest. The general partner of HIC is Knight Services Inc. of which the Trust is the sole owner. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital.

(5)

Effective June 28, 2019, Stephen La Neve elected not to renew his employment agreement and accordingly resigned as the Chief Executive Officer and President. The employment contract was replaced by an independent contractor agreement. Mr. LaNeve will continue as a director of the Company. All outstanding options expired per the terms of the options.

(6)	Includes 130,975 shares underlying stock options exercisable within 60 days.

(7)	Effective June 28, 2019, Deina Walsh, the Company’s Chief Financial Officer, elected not to renew her employment contract. The employment contract was replaced by an independent contractor agreement. Ms. Walsh remains the Company’s Chief Financial Officer. All outstanding options expired per the terms of the options.

(8)	Mr. Stroever is the past President and Chief Executive Officer of the Musculoskeletel Transplant Foundation, Inc.

(9)	Includes 67,054 shares underlying stock options exercisable within 60 days.

(10)	Consists of 4,531,784 shares, 23,404,255 collateral shares for which Hankey Capital has voting rights, 146,342 shares issuable upon exercise of warrants, 130,975 shares underlying stock options exercisable within 60 days and 787,875 shares issuable upon conversion of debt agreements. Collateral shares are contractually restricted from sale and will be returned and cancelled following payment of principal amounts on the loans with Hankey Capital.

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

Director Independence

Our Board of Directors currently consists of four (4) members: Don Hankey, Bruce Stroever, Bret Hankey and Stephen R. LaNeve. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined no directors qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2). Don Hankey would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the CEO and Chairman of the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to Hankey Capital, LLC. Bruce Stroever would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he was the Chief Executive Officer of MTF, a significant shareholder of the Company. Bret Hankey would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the President of the Hankey Group and is a member of the board of directors on all major companies that comprise the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company and an entity to whom the Company continues to owe obligations to pursuant to notes outstanding to Hankey Capital, LLC. Stephen R. La Neve would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he was the previous Chief Executive Officer of the Company. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table sets forth the aggregate fees billed to us during the years ended December 31, 2020 and 2019.

Audit Fees

	2020	2019
Weinberg & Company, P.A.	$37,565	$108,782

Audit Related Fees

There were no fees billed to the Company by Weinberg & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit related fees.

Tax Fees

Foster, Griffith and Allen, Inc.	$-	$4,482

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(i)	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(ii)	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1(ii) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.13	Bone Biologics Corporation September 2014 Warrant issued to MTF(incorporated herein by reference to Exhibit 4.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.14	Form of Registration Rights Agreement, by and between Bone Biologics Corporation, AFH, HIC and MTF (incorporated herein by reference to Exhibit 4.18 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

4.15	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.3	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.5	Registration Rights Agreement by and between Bone Biologics Corporation and Hankey Capital, LLC, dated October 24, 2014 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.6	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.9	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.2 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.10	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.12	Independent Contractor Agreement, dated November 13, 2015, by and between the Company and Consultant (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed November 16, 2015)

10.13	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.14	Amendment to Director Offer Letter by and between The Musculoskeletal Transplant Foundation and Bone Biologics Corporation and MTF Option Grant Package (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.15	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.16	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.17	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.18	AFH Letter of Intent dated May 6, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed February 16, 2016)

10.21	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.22	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.23	Bone Biologics Corporation Warrant issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.24	Registration Rights Agreement between the Company and Hankey Capital dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.6 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.27	Amended and Restated Exclusive License Agreement, dated as of August 18, 2017, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed August 23, 2017)

10.29	Note Purchase Agreement with Hankey Capital, LLC dated as of May 14, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.30	Bone Biologics Corporation Note issued to Hankey Capital, LLC (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.31	Securities Purchase Agreement with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.32	Form of Convertible Secured Note (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.33	Second Amendment to Convertible Secured Term Note (October 24, 2014 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.34	Second Amendment to Convertible Secured Term Note (May 4, 2015 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.35	First Amendment to Convertible Secured Term Note (February 24, 2016 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.36	Amendment to Securities Purchase Agreement dated as of July 16, 2018 between the Company and Hankey Capital. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 19, 2018)

10.37	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.38	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 16, 2019)

10.39	Independent Contractor Agreement dated as of June 28, 2019 between the Company and Stephen LaNeve. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 28, 2019)

10.40	Independent Contractor Agreement dated as of June 28, 2019 between the Company and Deina Walsh (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed June 28, 2019)

10.41	Note Purchase Agreement dated September 19, 2019 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2019)

10.42	Convertible Secured Term Note dated September 19, 2019 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2019)

10.43	Amendment dated November 7, 2020 to the following Convertible Promissory Notes: (a) Note dated October 24, 2014, as amended, in the principal amount of 5,000,000; (b) Note dated May 24, 2015, as amended, in the principal amount of $2,000,000; (c) Note dated February 24, 2016 in the principal amount of $2,000,000; (d) Note dated March 19, 2019 in the principal amount of $2,000,000; and (e) Note dated September 19, 2010 in the principal amount of $1,100,000

10.44	First Amendment to the Amended and Restated License Agreement dated August 13, 2020 between the Company and the Regents of the University of California

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Annual report on Form 10-K, File No. 000-53078, filed March 29, 2020)

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Weinberg & Company *

24.1	Power of Attorney (included on signature page of this Form 10-K)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2020.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2020.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2021	BONE BIOLOGICS CORPORATION

	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Jeffrey Frelick
Jeffrey Frelick	Chief Executive Officer (Principal Executive Officer)	April 15, 2021

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2021

/s/ Bruce Stroever
Bruce Stroever	Director	April 15, 2021

/s/ Bret Hankey
Bret Hankey	Director	April 15, 2021

/s/ Don R. Hankey
Don R. Hankey	Director	April 15, 2021

/s/ Stephen R. LaNeve
Stephen R. LaNeve	Director	April 15, 2021

Bone Biologics Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2020 the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2020 had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

WEINBERG & COMPANY, P.A.

Los Angeles, California

April 15, 2021

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets

Current assets
Cash	$-	$24,145
Prepaid expenses		6,682

Total assets	$-	$30,827

Liabilities and Stockholders’ Deficit

Current liabilities
Bank Overdraft	$10,609	$-
Accounts payable and accrued expenses	465,396	132,396
Current portion of notes payable – related party	11,712,179	-
Interest payable – related party	1,251,626	253,551
Deferred compensation	252,500	192,500

Total current liabilities	13,692,310	578,447

Long-term portion of notes payable – related party	-	11,320,000

Total liabilities	13,692,310	11,898,447

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2020 and 2019	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 30,682,590 shares issued and outstanding at December 31, 2020 and 2019	30,682	30,682
Additional paid-in capital	55,141,930	55,141,930
Accumulated deficit	(68,864,922)	(67,040,232)

Total stockholders’ deficit	(13,692,310)	(11,867,620)

Total liabilities and stockholders’ deficit	$-	$30,827

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2020	Year Ended December 31, 2019

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	340,672	1,095,176
General and administrative	484,342	1,352,258

Total operating expenses	825,014	2,447,434

Loss from operations	(825,014)	(2,447,434)

Other expenses
Interest expense - related party	(998,076)	(975,774)

Loss before provision for income taxes	(1,823,090)	(3,423,208)

Provision for income taxes	1,600	1,603

Net loss	$(1,824,690)	$(3,424,811)

Weighted average shares outstanding - basic and diluted	7,278,334	7,290,646

Loss per share - basic and diluted	$(0.25)	$(0.47)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	26,448,881	$26,449	$54,990,797	$(63,615,421)	$(8,598,175)

Fair value of vested stock options issued to employees	-	-	49,692	-	49,692

Fair value of unvested stock options issued to consultants	-	-	101,419	-	101,419

Shares issued to related party for collateral pursuant to outstanding secured convertible note agreements	4,255,319	4,255	-	-	4,255

Forfeit restricted shares	(21,610)	(22)	22	-	-

Net Loss	-	-	-	(3,424,811)	(3,424,811)

Balance at December 31, 2019	30,682,590	30,682	55,141,930	(67,040,232)	(11,867,620)

Net Loss	-	-	-	(1,824,690)	(1,824,690)

Balance at December 31, 2020	30,682,590	$30,682	$55,141,930	$(68,864,922)	$(13,692,310)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash flows from operating activities
Net loss	$(1,824,690)	$(3,424,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	50
Stock-based compensation	-	49,692
Options issued to consultants	-	101,419
Issuance costs of shares issued to related party for collateral pursuant to outstanding secured convertible note agreements	-	4,255
Forfeiture of deferred compensation	-	(379,167)
Interest payable – related party	998,075	253,551
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,682	78,606
Accounts payable and accrued expenses	333,000	(64,824)
Deferred compensation	60,000	130,000

Net cash used in operating activities	(426,933)	(3,251,229)

Cash flows from financing activities
Bank Overdraft	10,609	-
Proceeds from credit facilities – related party	392,179	2,320,000

Net cash provided by financing activities	402,788	2,320,000

Net decrease in cash	(24,145)	(931,229)

Cash, beginning of year	24,145	955,374
Cash, end of year	$-	$24,145

Supplemental information
Interest paid - related party	$-	$717,968
Income taxes paid	$-	$1,603

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2020 has incurred accumulated losses of approximately $69.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the year ended December 31, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $13,692,310 at December 31, 2020, and incurred a net loss of $1,824,690, and used net cash in operating activities of $426,933 during the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,712,179 at December 31, 2020. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At December 31, 2020, the Company had $387,821 available under the second credit facility with Hankey Capital.

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

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials are conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for several months as a result of the coronavirus pandemic.

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

Stock Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted ASU 2019-07, Improvements to Nonemployee Share-Based Payment Accounting, effective January 1, 2019, which aligns the accounting treatment of nonemployee awards with employee awards.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at December 31, 2020 and 2019.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of December 31, 2020 and 2019.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the years ended 2020 and 2019, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Warrants	229,601	512,134
Stock options	566,045	566,045
Convertible promissory notes	11,712,179	11,320,000
	12,507,825	12,398,179

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

3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Accounts payable	$465,396	$42,879
Deferred Directors’ fees	-	89,517
	$465,396	$132,396

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

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2020	December 31, 2019

(A) First Secured Convertible Note	10/24/14	12/31/21	8.5%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/21	8.5%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/21	8.5%	2,000,000	2,000,000

(C) First Credit Facility	7/24/18	12/31/21	8.5%	2,000,000	2,000,000

(D) Second Credit Facility	9/19/19	12/31/21	8.5%	712,179	320,000
Notes payable				$11,712,179	$11,320,000

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2021 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018. The notes are secured by 886,975 collateral shares as described below.

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

During 2018, the Company issued 18,009,696 collateral shares pursuant to the First, Second and Third Secured Convertible Notes.

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

During 2019, the Company issued 4,255,319 Collateral Shares pursuant to the agreement.

Second Credit Facility Convertible Secured Term Note

(D)	On September 19, 2019, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $1,100,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2020, the Company had been advanced $712,179 and had $387,821 available under the facility. At December 31, 2019, the Company had been advanced $320,000 and had $780,000 available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Collateral

The Convertible Notes (A), (B) and (C) are secured by an aggregate of 23,404,255 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”) as of December 31, 2020 and December 31, 2019. The Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

Interest payable – related party on the above notes was $1,251,626 and $253,551 as December 31, 2020 and 2019, respectively.

5. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2020 and 2019, the Company had an aggregate of 30,682,590 shares of common stock outstanding.

2020

During the year ended December 31, 2020 there were no shares issued.

2019

During the year ended December 31, 2019, the Company issued 4,255,319 Collateral Shares pursuant to a convertible secured note payable agreement (see Note 4).

On August 1, 2019, the Company cancelled 21,610 Common Shares due to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer.

Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2020 and 2019 are presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2018	845,096	$15.17	2.23
Granted – 2019	-	-	-
Forfeited/Expired – 2019	(332,962)	-	-
Exercised – 2019	-	9.74	2.64
Outstanding as of December 31, 2019	512,134	$4.94	1.40
Granted – 2020	-	-	-
Forfeited/Expired – 2020	(282,533)	-	-
Exercised – 2020	-	-	-
Outstanding as of December 31, 2020	229,601	$5.95	0.34

As of December 31, 2020, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021
February 2016	$20.50	146,342	February 23, 2021

Total outstanding warrants at December 31, 2020		229,601

No common stock warrants were exercised and 282,533 warrants expired during the year ended December 31, 2020. No common stock warrants were exercised and 332,962 warrants expired during the year ended December 31, 2019. The intrinsic value of the outstanding warrants on December 31, 2020 is $-0-.

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

A summary of stock option activity for the years ended December 31, 2020 and 2019 are presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	843,648	$16.41	7.55	$4,373,120
Granted – 2019	54,909	19.70	10.00	-
Forfeited – 2019	(332,512)	-	-	-
Exercised – 2019	-	-	-	-
Outstanding as of December 31, 2019	566,045	$16.43	6.56	$-
Granted – 2020	-	-	-	-
Forfeited – 2020	-	-	-	-
Exercised – 2020	-	-	-	-
Outstanding as of December 31, 2020	566,045	$14.80	4.60	$-

As of December 31, 2020, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
September 2014	$15.90	58,307	December 27, 2025
August 2015	$15.90	104,060	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	27,204	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
March 2016	$20.50	5,400	February 24, 2021
May 2016	$20.50	26,915	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2019	$19.70	3,916	January 1, 2028
January 2020	$0.94	54,909	January 1, 2029

Total outstanding options at December 31, 2020		566,045

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There were no options exercised during the years ended December 31, 2020 and 2019, respectively.

There were no options granted during the year ended December 31, 2020. There were 54,909 options granted with a fair value of $50,000 the year ended December 31, 2019. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the years ended December 31, 2020 and 2019, the Company had stock-based compensation expense of $-0- and $49,692, respectively, related to the vesting of stock options granted to the Company’s employees, directors, and consultants included in our reported net loss. Stock compensation expense for stock options granted to consultants recognized in the statement of operations amounted to $101,419 at December 31, 2019. During the year ended December 31, 2019, 332,512 options forfeited due to the separation of the former Chief Executive Officer and the change in contract terms for the Chief Financial Officer. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Risk free interest rate	-%	2.554%
Expected life (in years)	-	6.24
Expected Volatility	-%	169.87%
Expected dividend yield	0%	0%

A summary of the changes in the Company’s non-vested options during the year ended December 31, 2020, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2019	-	$-
Granted in 2020	-	$-
Forfeited in 2020	-	$-
Vested in 2020	-	$-
Non-vested at December 31, 2020	-	$-
Exercisable at December 31, 2020	566,045	$13.91
Outstanding at December 31, 2020	566,045	$13.91

As of December 31, 2020, all outstanding options are vested therefore there is no unrecognized compensation cost related to unvested stock options.

7. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2020	December 31, 2019

Current:
Federal	$-	$-
State	1,600	1,603

Total current	1,600	1,603

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$1,600	$1,603

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2020	December 31, 2019

Deferred tax assets
Net operating losses	$8,749,000	$8,242,000
Accrued expenses	693,000	693,000
R&D credits	619,000	598,000
Stock compensation	8,287,000	8,287,000

Total	18,348,000	17,820,000

Less: Valuation allowance	(18,348,000)	(17,820,000)

	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2020 and 2019 were approximately $29,860,000 and $31,254,000, respectively, and will begin to expire in 2021 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $18,348,000 at December 31, 2020. The net change in the valuation allowance for the year ended December 31, 2020 was $528,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.9%	6.3%
Nondeductible permanent items	(0.2)%	(0.4)%
Deferred tax rate change	%	(2.1)%
Research and development credit	1.2%	1.9%
Change in valuation allowance	(28.9)%	(26.7)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2020 and 2019. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

As of December 31, 2020 and 2019, deferred compensation was $252,500 and $192,500, respectively.

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

As of December 31, 2020, none of the above milestones has been met.

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

Payments to UCLA TDG under the Restated License Agreement for the years ended December 31, 2020 and 2019 were $102,293 and $224,053, respectively.

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

11. Subsequent Events

Since December 31, 2020, the Company has drawn a total of $75,697 against the Second credit facility.

