Form 10-Q
period 2021-03-31
Bone Biologics Corp
filed 2021-05-21
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

[  ] Yes [X] No

As of May 10, 2021, there were 30,682,590 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Current assets
Cash	$71,165	$-

Total assets	$71,165	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Bank overdraft	$-	$10,609
Accounts payable and accrued expenses	503,337	465,396
Current portion of notes payable – related party	11,921,936	11,712,179
Interest payable – related party	1,502,449	1,251,626
Deferred compensation	267,500	252,500

Total liabilities	$14,195,222	$13,692,310

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 30,682,590 shares issued and outstanding at March 31, 2021 and December 31, 2020	30,682	30,682
Additional paid-in capital	55,141,930	55,141,930
Accumulated deficit	(69,296,669)	(68,864,922)

Total stockholders’ deficit	(14,124,057)	(13,692,310)

Total liabilities and stockholders’ deficit	$71,165	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	45,500	167,101
General and administrative	135,424	172,949

Total operating expenses	180,924	340,050

Loss from operations	(180,924)	(340,050)

Interest expense – related party	(250,823)	(255,250)

Loss before provision for income taxes	(431,747)	(595,300)

Provision for income taxes	-	1,600

Net Loss	$(431,747)	$(596,900)

Weighted average shares outstanding – basic and diluted	7,278,334	7,278,334

Net Loss per share – basic and diluted	$(0.06)	$(0.08)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2021

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	30,682,590	$30,682	$55,141,930	$(68,864,922)	$(13,692,310)

Net Loss	-	-	-	(431,747)	(431,747)

Balance at March 31, 2021	30,682,590	$30,682	$55,141,930	$(69,296,669)	$(14,124,057)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three months ended March 31, 2020

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	30,682,590	$30,682	$55,141,930	$(67,040,232)	$(11,867,620)

Net Loss	-	-	-	(596,900)	(596,900)

Balance at March 31, 2020	30,682,590	$30,682	$55,141,930	$(67,637,132)	$(12,464,520)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Cash flows from operating activities
Net loss	$(431,747)	$(596,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest payable – related party	250,823	255,250
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	2,150
Accounts payable and accrued expenses	37,941	174,622
Deferred compensation	15,000	15,000

Net cash used in operating activities	(127,983)	(149,878)

Cash flows from financing activities
Bank overdraft	(10,609)	-
Proceeds from credit facilities – related party	209,757	128,165

Net cash provided by financing activities	199,148	128,165

Net increase (decrease) in cash	71,165	(21,713)

Cash, beginning of period	-	24,145
Cash, end of period	$71,165	$2,432

Supplemental information
Interest paid - related party	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2021

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to March 31, 2021 has incurred accumulated losses of approximately $69.3 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended March 31, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $14,124,057 at March 31, 2021, and incurred a net loss of $431,747, and used net cash in operating activities of $127,983 during the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $11,921,936 at March 31, 2021. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At March 31, 2021, the Company had $178,064 available under the Second credit facility with Hankey Capital.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021 (the “2020 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 and notes thereto included in the 2020 Annual Report.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2021 or for any other period.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the three months ended March 31, 2021 and 2020, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2021 and 2020:

	March 31,
	2021	2020
Warrants	83,259	489,475
Stock options	480,703	566,045
Convertible promissory notes	11,921,936	11,448,165
	12,485,898	12,503,685

New Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

Note Type	Issue Date	Maturity Date	Interest Rate	March 31, 2021	December 31, 2020

(A) First Secured Convertible Note	10/24/14	12/31/21	8.5%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/21	8.5%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/21	8.5%	2,000,000	2,000,000

(C) First Credit Facility	7/24/18	12/31/21	8.5%	2,000,000	2,000,000

(D) Second Credit Facility	9/19/19	12/31/21	8.5%	921,936	712,179
Notes payable				$11,921,936	$11,712,179

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2021 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018. The notes are secured by 886,975 collateral shares as described below.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2021 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note and was fully amortized as of December 31, 2018. The note is secured by 253,165 collateral shares as described below.

During 2018, the Company issued an additional 18,009,696 collateral shares pursuant to the First, Second and Third Secured Convertible Notes.

First Credit Facility Convertible Secured Term Note

(C)	On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2019, the Company had used all funds available under the facility. The note is secured by collateral shares as described below.

During 2020, the Company issued 4,255,319 Collateral Shares pursuant to the agreement.

Second Credit Facility Convertible Secured Term Note

(D)	On September 19, 2019, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $1,100,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At March 31, 2021, the Company had been advanced $921,936 and had $178,064 available under the facility. At December 31, 2020, the Company had been advanced $712,179 and had $387,821 available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Collateral

The Convertible Notes (A), (B) and (C) are secured by an aggregate of 23,404,255 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”) as of March 31, 2021 and December 31, 2020. The Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

Interest payable – related party on the above notes was $1,502,449 and $1,251,626 as of March 31, 2021 and December 31, 2020, respectively.

4. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2021 and December 31, 2020, the Company had an aggregate of 30,682,590 shares of common stock outstanding.

Common Stock Warrants

A summary of warrant activity for the period ended March 31, 2021 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2020	229,601	$5.95	0.34
Granted – 2021	-	-	-
Forfeited/Expired – 2021	(146,342)	-	-
Exercised – 2021	-	-	-
Outstanding as of March 31, 2021	83,259	$14.65	0.43

As of March 31, 2021, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021

Total outstanding warrants at December 31, 2020		83,259

There were no common stock warrants exercised and 146,342 warrants expired during the period ended March 31, 2021. The intrinsic value of the outstanding warrants on March 31, 2021 is $-0-.

5. Stock-based Compensation

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

A summary of stock option activity for the period ended March 31, 2021, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2020	566,045	$14.80	4.60	$-
Granted – 2021	-	-	-	-
Forfeited/Expired – 2021	(85,342)	16.19	-	-
Exercised – 2021	-	-	-	-
Outstanding as of March 31, 2021	480,703	$14.55	5.15	$-

As of March 31, 2021, the Company had vested and unexercised outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$15.90	104,060	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	5,569	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
May 2016	$20.50	26,915	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028
January 2019	$0.94	54,909	January 1, 2029

Total outstanding options at March 31, 2021		480,703

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and none cancelled during the period ended March 31, 2021.

As of March 31, 2021, there was no unrecognized compensation cost related to unvested stock options.

6. Deferred Compensation

Pursuant to an October 2016 Note Purchase Agreement, the Company’s management had agreed to defer 20% of earned compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of March 31, 2021 and December 31, 2020, deferred compensation was $267,500 and $252,500, respectively.

7. Commitments and Contingencies

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

As of March 31, 2021, none of the above milestones has been met.

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

On August 13, 2020, the Company and UCLA TDG entered into a First Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones was updated to better reflect delays caused by the COVID-19 Pandemic and to address the Company’s failure to pay certain amounts with regard to patent prosecution, cost reimbursement, maintenance fees, and late fees, and in connection therewith, a revised payment schedule was set forth.

Payments to UCLA TDG under the Restated License Agreement for the three months ended March 31, 2021 and 2020 were $45,500 and $-0-, respectively.

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

8. Subsequent Events

From March 31, 2021 through May 14, 2021, the Company has drawn an additional of $50,317 against the Second credit facility.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2020 and 2019 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2020, with the SEC on April 15, 2021. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

On August 13, 2020, the Company and UCLA TDG entered into a First Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones was updated to better reflect delays caused by the COVID-19 Pandemic and to address the Company’s failure to pay certain amounts with regard to patent prosecution, cost reimbursement, maintenance fees, and late fees, and in connection therewith, a revised payment schedule was set forth.

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

Three Months ended March 31, 2021 compared to the Three Months ended March 31, 2020

	Three-months ended March 31, 2021	Three-months ended March 31, 2020	% Change
Operating expenses
Research and development	$45,500	$167,101	(72.77)%
General and administrative	135,424	172,949	(21.70)%

Total operating expenses	180,924	340,050	(46.79)%

Loss from operations	(180,924)	(340,050)	(46.79)%

Interest expense, related party	(250,823)	(255,250)	(1.73)%

Provision for income taxes	-	(1,600)	(100.00)%

Net loss	$(431,747)	$(596,900)	(27.67)%

Beginning in 2020, Bone Biologics had to curtail operations due to lack of necessary funds, which the company hopes to address with future financing.

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

Research and Development

Our research and development decreased from $167,101 during the three months ended March 31, 2020 to $45,500 during the three months ended March 31, 2021. The $121,601 decrease was due to the curtailing of operations. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses decreased from $172,949 during the three months ended March 31, 2020 to $135,424 during the three months ended March 31, 2021. The $37,525 decrease was due to the curtailing of operations.

Interest Expense

Our interest expense decreased from $255,250 for the three months ended March 31, 2020 to $250,823 during the three months ended March 31, 2021. The decrease of $4,427 resulted from the decrease in the interest rate in March 2020.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to March 31, 2021 has incurred accumulated losses of approximately $69.3 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended March 31, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $14,124,057 at March 31, 2021, and incurred a net loss of $431,747, and used net cash in operating activities of $127,983 during the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and as of May 10, 2021 has been issued convertible notes payable with an aggregate principal balance of $11,972,253. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At May 10, 2021, the Company had $127,747 available under the Second credit facility with Hankey Capital.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of March 31, 2021 and December 31, 2020, we had cash of $71,165 and $-0-, respectively.

Cash Flows

Operating activities

During the three months ended March 31, 2021 and 2020, cash used in operating activities was $127,983 and $149,878, respectively. Cash expenditures for the three months ended March 31, 2021 decreased primarily due to the curtailing of operations.

Financing activities

During the three months ended March 31, 2021, cash provided by financing activities of $199,148 resulted from draws on our second credit facility with Hankey Capital. During the three months ended March 31, 2020, cash provided by financing activities of $128,165 resulted from draws on our second credit facility with Hankey Capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2021. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective.

As of March 31, 2021, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, we identified a material weakness in internal controls over financial reporting as of March 31, 2021 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During 2020, Bone Biologics had to curtail operations due to lack of necessary funds. The lack of capital occurring simultaneously during the COVID-19 pandemic has caused a scale back in operations. As a result, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible. We do not have sufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During the three months ended March 31, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. As a result, the Company was not timely with the interim filings.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2021.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2021.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 21, 2021	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

