Form 10-Q
period 2021-06-30
Bone Biologics Corp
filed 2021-08-16
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

☐ Yes ☒ No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act: None

As of July 31, 2021, there were 30,682,590 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets

Current assets
Cash	$4,438	$-
Total assets	$4,438	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Bank overdraft	$-	$10,609
Accounts payable and accrued expenses	84,237	465,396
Notes payable – related party	12,491,190	11,712,179
Interest payable – related party	1,762,466	1,251,626
Deferred compensation	282,500	252,500

Total liabilities	14,620,393	13,692,310

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 30,682,590 shares issued and outstanding at June 30, 2021 and December 31, 2020	30,682	30,682
Additional paid-in capital	55,141,930	55,141,930
Accumulated deficit	(69,788,567)	(68,864,922)

Total stockholders’ deficit	(14,615,955)	(13,692,310)

Total liabilities and stockholders’ deficit	$4,438	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	2,016	9,000	47,516	176,101
General and administrative	229,865	123,709	365,289	296,658

Total operating expenses	231,881	132,709	412,805	472,759

Loss from operations	(231,881)	(132,709)	(412,805)	(472,759)

Other expenses
Interest expense, net – related party	(260,017)	(247,321)	(510,840)	(502,571)

Loss before provision for income taxes	(491,898)	(380,030)	(923,645)	(975,330)

Provision for income taxes	-	-	-	1,600

Net Loss	$(491,898)	$(380,030)	$(923,645)	$(976,930)

Weighted average shares outstanding – basic and diluted	7,278,334	7,278,334	7,278,334	7,278,334

Loss per share – basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.13)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three and six months ended June 30, 2021

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	30,682,590	$30,682	$55,141,930	$(68,864,922)	$(13,692,310)

Net Loss	-	-	-	(431,747)	(431,747)

Balance at March 31, 2021	30,682,590	30,682	55,141,930	(69,296,669)	(14,124,057)

Net Loss	-	-	-	(491,898)	(491,898)

Balance at June 30, 2021	30,682,590	$30,682	$55,141,930	$(69,788,567)	$(14,615,955)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three and six months ended June 30, 2020

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	30,682,590	$30,682	$55,141,930	$(67,040,232)	$(11,867,620)

Net Loss	-	-	-	(596,900)	(596,900)

Balance at March 31, 2020	30,682,590	30,682	55,141,930	(67,637,132)	(12,464,520)

Net Loss	-	-	-	(380,030)	(380,030)

Balance at June 30, 2020	30,682,590	$30,682	$55,141,930	$(68,017,162)	$(12,844,550)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Cash flows from operating activities
Net loss	$(923,645)	$(976,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest payable – related party	510,840	502,571
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	5,249
Accounts payable and accrued expenses	(381,159)	210,098
Deferred compensation	30,000	30,000

Net cash used in operating activities	(763,964)	(229,012)

Cash flows from financing activities
Bank overdraft	(10,609)	102
Proceeds from credit facilities – related party	779,011	204,765

Net cash provided by financing activities	768,402	204,867

Net increase (decrease) in cash	4,438	(24,145)

Cash, beginning of period	-	24,145
Cash, end of period	$4,438	$-

Supplemental information
Interest paid - related party	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2021

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to June 30, 2021 has incurred accumulated losses of approximately $69.8 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended June 30, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $14,615,955 at June 30, 2021, and incurred a net loss of $923,645, and used net cash in operating activities of $763,964 during the six months ended June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and has been issued convertible notes payable with an aggregate principal balance of $12,491,190 at June 30, 2021. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At June 30, 2021, the Company had $308,810 available under the Third Credit Facility with Hankey Capital.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2021 or for any other period.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the period ended June 30, 2021 and 2020, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of June 30, 2021 and 2020:

	June 30,
	2021	2020
Warrants	83,259	833,257
Stock options	480,703	898,557
Convertible promissory notes	12,491,190	10,700,000
	13,055,152	12,431,814

New Accounting Standards

In August 2019, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

Note Type	Issue Date	Maturity Date	Interest Rate	June 30, 2021	December 31, 2020

(A) First Secured Convertible Note	10/24/14	12/31/21	8.5%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/21	8.5%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/21	8.5%	2,000,000	2,000,000

(C) First Credit Facility	7/24/18	12/31/21	8.5%	2,000,000	2,000,000

(D) Second Credit Facility	9/19/19	12/31/21	8.5%	1,100,000	712,179

(E) Third Credit Facility		12/31/21	8.5%	391,190	-
Notes payable				$12,491,190	$11,712,179

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2021 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. The Company also issued warrants to Hankey Capital for an aggregate of 585,443 shares of Common Stock at an exercise price per share of $15.80 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018. The notes are secured by 886,075 collateral shares as described below.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2021 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $1.00 per share and issued a warrant to Hankey Capital for 146,342 shares of Common Stock at an exercise price per share of $20.50. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note and was fully amortized as of December 31, 2018. The note is secured by 253,165 collateral shares as described below.

During 2018, the Company issued an additional 18,009,696 collateral shares pursuant to the First, Second and Third Secured Convertible Notes.

First Credit Facility Convertible Secured Term Note

(C)	On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2020, the Company had used all funds available under the facility. The note is secured by collateral shares as described below.

During 2020, the Company issued 4,255,319 Collateral Shares pursuant to the agreement.

Second Credit Facility Convertible Secured Term Note

(D)	On September 19, 2019, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $1,100,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At June 30, 2021, the Company had used all funds available under the facility. At December 31, 2020, the Company had been advanced $712,179 and had $387,821 available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Third Credit Facility Convertible Secured Term Note

(E)	On June 1, 2021, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $700,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share and due on December 31, 2021. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At June 30, 2021, the Company had been advanced $391,190 and had $308,810 available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Collateral

The Convertible Notes (A), (B) and (C) are secured by an aggregate of 23,404,255 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”) as of June 30, 2021 and December 31, 2020. The Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

Interest payable – related party on the above notes was $1,762,466 and $1,251,626 as of June 30, 2021 and December 31, 2020, respectively.

4. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2021 and December 31, 2020, the Company had an aggregate of 30,682,590 shares of common stock outstanding.

Common Stock Warrants

A summary of warrant activity for the period ended June 30, 2021 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2020	229,601	$5.95	0.34
Granted – 2021	-	-	-
Forfeited/Expired – 2021	(146,342)	-	-
Exercised – 2021	-	-	-
Outstanding as of June 30, 2021	83,259	$14.65	0.19

As of June 30, 2021, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
September 2014	$16.20	62,500	August 31, 2021
September 2014	$10.00	11,800	September 18, 2021
September 2014	$10.00	8,959	September 29, 2021

Total outstanding warrants at June 30, 2021		83,259

There were no common stock warrants exercised and 146,342 warrants expired during the period ended June 30, 2021. The intrinsic value of the outstanding warrants on June 30, 2021 is $-0-.

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

A summary of stock option activity for the period ended June 30, 2021, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2020	566,045	$14.80	4.60	$-
Granted – 2021	-	-	-	-
Forfeited/Expired – 2021	(85,342)	16.19	-	-
Exercised – 2021	-	-	-	-
Outstanding as of June 30, 2021	480,703	$14.55	4.90	$-

As of June 30, 2021, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$15.90	104,060	December 27, 2025
September 2015	$15.90	20,000	December 27, 2025
November 2015	$15.90	122,464	December 27, 2025
December 2015	$15.90	5,569	December 27, 2025
January 2016	$15.90	127,581	January 9, 2026
May 2016	$20.50	26,915	May 26, 2026
September 2016	$20.50	9,933	May 31, 2026
January 2017	$20.50	5,356	January 1, 2027
January 2018	$19.70	3,916	January 1, 2028
January 2019	$0.94	54,909	January 1, 2029

Total outstanding options at June 30, 2021		480,703

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and none cancelled during the period ended June 30, 2021.

As of June 30, 2021, there was no unrecognized compensation cost related to unvested stock options.

6. Deferred Compensation

Pursuant to an October 2016 Note Purchase Agreement, the Company’s management had agreed to defer 20% of earned compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of June 30, 2021 and December 31, 2020, deferred compensation was $282,500 and $252,500, respectively.

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

As of June 30, 2021, none of the above milestones has been met.

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

On June 30, 2021 the Company and UCLA TDG entered into a Second Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones was updated to better reflect delays caused by the COVID-19 Pandemic.

Payments to UCLA TDG under the Restated License Agreement for the six months ended June 30, 2021 and 2020 were $45,500 and $-0-, respectively.

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

8. Subsequent Events

On June 24, 2021, our board of directors authorized an amendment to our certificate of incorporation to approve a reverse split of the Company’s outstanding common stock at a ratio of 1 for 2.5. The amendment will not become effective until at least 20 days after the information statement has been distributed to the stockholders of the Company and only in conjunction with the Company’s Common Stock being listed on the Nasdaq Capital Market.

From June 30, 2021 through August 8, 2021, the Company has drawn an additional of $148,672 against the Third Credit Facility.

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

As of June 30, 2021, none of the above milestones has been met.

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

On June 30, 2021 the Company and UCLA TDG entered into a Second Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones was updated to better reflect delays caused by the COVID-19 Pandemic.

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

Three Months ended June 30, 2021 compared to the Three Months ended June 30, 2020

	Three-months ended June 30, 2021	Three-months ended June 30, 2020	% Change
Operating expenses
Research and development	$2,016	$9,000	(77.60)%
General and administrative	229,865	123,709	85.81%

Total operating expenses	231,881	132,709	74.73%

Loss from operations	(231,881)	(132,709)	74.73%

Interest expense, related party	(260,017)	(247,321)	5.13%

Provision for income taxes	-	-	-%

Net loss	$(491,898)	$(380,030)	29.44%

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

Research and Development

Our research and development decreased from $9,000 during the three months ended June 30, 2020 to $2,016 during the three months ended June 30, 2021. The $6,984 decrease was due to the curtailing of operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $123,709 during the three months ended June 30, 2020 to $229,865 during the three months ended June 30, 2021. The $106,156 increase was due to resuming operations and bringing the Company’s filings current.

Interest Expense

Our interest expense increased from $247,321 for the three months ended June 30, 2020 to $260,017 during the three months ended June 30, 2021. The increase of $12,696 resulted from increased debt.

Six Months ended June 30, 2021 compared to the Six Months ended June 30, 2020

	Six-months ended June 30, 2021	Six-months ended June 30, 2020	% Change
Operating expenses
Research and development	$47,516	$176,101	(73,02)%
General and administrative	365,289	296,658	23.13%

Total operating expenses	412,805	472,759	(12.68)%

Loss from operations	(412,805)	(472,759)	(12.68)%

Interest expense, related party	(510,840)	(502,571)	1.65%

Provision for income taxes	-	(1,600)	(100.00)%

Net loss	$(923,645)	$(976,930)	(5.45)%

Research and Development

Our research and development decreased from $176,101 during the six months ended June 30, 2020 to $47,516 during the six months ended June 30, 2021. The $128,585 decrease was due to the curtailing of operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $296,658 during the six months ended June 30, 2020 to $365,289 during the six months ended June 30, 2021. The $68,361 increase was due to resuming operations and bringing the Company’s filings current.

Interest Expense

Our interest expense increased from $502,571 for the six months ended June 30, 2020 to $510,840 during the six months ended June 30, 2021. The increase of $8,269 resulted from increased debt.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to June 30, 2021 has incurred accumulated losses of approximately $69.8 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended June 30, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $14,615,955 at June 30, 2021, and incurred a net loss of $923,645, and used net cash in operating activities of $763,964 during the six months ended June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 89% of our issued and outstanding shares of common stock (including collateral shares) and as of June 30, 2021 has been issued convertible notes payable with an aggregate principal balance of $12,491,190. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

At June 30, 2021, the Company had $308,810 available under the Third credit facility with Hankey Capital.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders.

As of June 30, 2021 and December 31, 2020, we had cash of $4,438 and $-0-, respectively.

Cash Flows

Operating activities

During the six months ended June 30, 2021 and 2020, cash used in operating activities was $763,964 and $229,012 respectively. Cash expenditures for the six months ended June 30, 2021 increased primarily due to resuming operations and bringing the Company’s filings current.

Financing activities

During the six months ended June 30, 2021, cash provided by financing activities of $768,402 resulted primarily from draws on our second and third credit facilities with Hankey Capital. During the six months ended June 30, 2020, cash provided by financing activities of $204,867 resulted from draws on our third credit facility with Hankey Capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2021. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective.

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, we identified a material weakness in internal controls over financial reporting as of June 30, 2021 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During 2020, Bone Biologics had to curtail operations due to lack of necessary funds. The lack of capital occurring simultaneously during the COVID-19 pandemic has caused a scale back in operations. As a result, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible. We do not have sufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During the six months ended June 30, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. As a result, the Company was not timely with the interim filings.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.01	Note Purchase Agreement with Hankey Capital, LLC dated as of June 2, 2021 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 7, 2021)

10.02	Bone Biologics Corporation Note issued to Hankey Capital, LLC dated June 2, 2021 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed June 7, 2021)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2021.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2021.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 14, 2021	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

