Form 10-Q
period 2021-09-30
Bone Biologics Corp
filed 2021-11-15
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(781) 552-4452

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	BBLG	The Nasdaq Stock Market LLC
Warrants to Purchase Common stock, $0.001 par value per share	BBLGW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of October 29, 2021, there were 10,298,725 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three and Nine Months Ended September 30, 2021 and 2020

Page Number

Condensed Consolidated Balance Sheets – September 30, 2021 (Unaudited) and September 30, 2020	F-1

Condensed Consolidated Statements of Operations (Unaudited) – Three and Nine Months Ended September 30, 2021 and 2020	F-2

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) – Condensed Consolidated Statements of Operations (Unaudited) – Three and Nine Months Ended September 30, 2021 and 2020	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited) – Condensed Consolidated Statements of Operations (Unaudited) – Three and Nine Months Ended September 30, 2021 and 2020	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited) – Three and Nine Months Ended September 30, 2021	F-6

4

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets

Current assets
Cash	$3,374	$-
Other current assets	49,019	$-
Total assets	$52,393	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Bank overdraft	$-	$10,609
Accounts payable and accrued expenses	70,275	465,396
Notes payable – related party	12,767,896	11,712,179
Interest payable – related party	2,041,980	1,251,626
Deferred compensation	297,500	252,500

Total liabilities	15,177,651	13,692,310

Commitments and Contingencies

Stockholders’ deficit
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 12,273,036 shares issued and outstanding at September 30, 2021 and December 31, 2020	12,273	12,273
Additional paid-in capital	55,160,339	55,160,339
Accumulated deficit	(70,297,870)	(68,864,922)

Total stockholders’ deficit	(15,125,258)	(13,692,310)

Total liabilities and stockholders’ deficit	$52,393	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	-	142,877	47,516	318,978
General and administrative	229,789	2,946	595,078	299,604

Total operating expenses	229,789	145,823	642,594	618,582

Loss from operations	(229,789)	(145,823)	(642,594)	(618,582)

Other expenses
Interest expense, net – related party	(279,514)	(248,226)	(790,354)	(750,797)

Loss before provision for income taxes	(509,303)	(394,049)	(1,432,948)	(1,369,379)

Provision for income taxes	-	-	-	1,600

Net Loss	$(509,303)	$(394,049)	$(1,432,948)	$(1,370,979)

Weighted average shares outstanding – basic and diluted	2,911,333	2,911,333	2,911,333	2,911,333

Loss per share – basic and diluted	$(0.17)	$(0.14)	$(0.49)	$(0.47)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three and nine months ended September 30, 2021

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	12,273,036	$12,273	$55,160,339	$(68,864,922)	$(13,692,310)

Net Loss	-	-	-	(431,747)	(431,747)

Balance at March 31, 2021	12,273,036	12,273	55,160,339	(69,296,669)	(14,124,057)

Net Loss	-	-	-	(491,898)	(491,898)

Balance at June 30, 2021	12,273,036	12,273	55,160,339	(69,788,567)	(14,615,955)

Net Loss	-	-	-	(509,303)	(509,303)

Balance at September 30, 2021	12,273,036	$12,273	$55,160,339	$(70,297,870)	$(15,125,258)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the three and nine months ended September 30, 2020

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	12,273,036	$12,273	$55,160,339	$(67,040,232)	$(11,867,620)

Net Loss	-	-	-	(596,900)	(596,900)

Balance at March 31, 2020	12,273,036	12,273	55,160,339	(67,637,132)	(12,464,520)

Net Loss	-	-	-	(380,030)	(380,030)

Balance at June 30, 2020	12,273,036	12,273	55,160,339	(68,017,162)	(12,844,550)

Net Loss	-	-	-	(394,049)	(394,049)

Balance at September 30, 2020	12,273,036	$12,273	$55,160,339	$(68,411,211)	$(13,238,599)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2019

Cash flows from operating activities
Net loss	$(1,432,948)	$(1,370,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest payable – related party	790,354	750,796
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49,019)	6,682
Accounts payable and accrued expenses	(395,121)	267,261
Deferred compensation	45,000	45,000

Net cash used in operating activities	(1,041,734)	(301,240)

Cash flows from financing activities
Bank overdraft	(10,609)	-

Proceeds from credit facilities – related party	1,055,717	279,556

Net cash provided by financing activities	1,045,108	279,556

Net increase (decrease) in cash	3,374	(21,684)

Cash, beginning of period	-	24,145
Cash, end of period	$3,374	$2,461

Supplemental information
Interest paid - related party	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2021

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

On July 16, 2018, the Company closed a rights offering in which Hankey Capital purchased 1,415,862 shares of the Company’s Common Stock and executed amendments (the “Amendments”) to the convertible promissory notes (the “Existing Convertible Notes”) payable to Hankey Capital and dated October 24, 2014, May 4, 2015 and February 24, 2016. The Amendments reduced the conversion price of the Existing Convertible Notes from $39.50 per share to $2.50 per share and extended the maturity date of the Existing Convertible Notes. As a result of the share issuance and Amendments, Hankey Capital and Don Hankey, the Chairman of the Company’s Board of Directors, acquired a majority of the voting common shares issued and outstanding and thus effective control of the Company.

On October 12, 2021, an amendment to our certificate of incorporation for a reverse split of the Company’s outstanding common stock at a ratio of 1 for 2.5 became effective. As a result of the October 2021 Primary Offering, our common stock became listed on the Nasdaq Capital Market on October 13, 2021. All share and per share amounts have been retroactively restated as if the reverse split occurred at the beginning of the earliest period presented.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to September 30, 2021 has incurred accumulated losses of approximately $70.3 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended September 30, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $15,125,258 at September 30, 2021, and incurred a net loss of $1,432,948, and used net cash in operating activities of $1,041,734 during the nine months ended September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 15, 2021, the Company completed a public offering (the “October 2021 Primary Offering”) of 1,510,455 units (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”), and one warrant (a “Public Warrant”) to purchase one share of Common Stock for $6.30 per share. The Units were sold at a price of $5.25 per Unit, generating gross proceeds to the Company of $7,929,889. The Company granted to WallachBeth Capital LLC, the underwriter in the Offering a 45-day option to purchase up to 226,568 additional shares of Common Stock and/or 226,568 Public Warrants to cover over-allotments, if any. The underwriter has exercised its option with respect to the Public Warrants. The Company will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 70% of our issued and outstanding shares of common stock. In connection with the October 2021 Primary Offering, Hankey Capital converted the outstanding convertible notes ($12,767,894 in principal amount and $2,054,039 of accrued interest) into shares of our common stock and all collateral shares were cancelled. Don Hankey, the manager of Hankey Capital, serves as the Chairman of the Board. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders. This stipulation was meet on October 14, 2021 with the closing of the October 2021 Primary Offering.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2021 or for any other period.

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

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Shares issued for collateral for outstanding loans of 9,361,702 are excluded from weighted average shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the period ended September 30, 2021 and 2020, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Warrants	-	94,841
Stock options	192,281	226,418
Convertible promissory notes	5,923,950	4,639,822
	6,116,231	4,961,081

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

Note Type	Issue Date	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020

(A) First Secured Convertible Note	10/24/14	12/31/21	8.5%	$5,000,000	$5,000,000

(A) Second Secured Convertible Note	5/4/15	12/31/21	8.5%	2,000,000	2,000,000

(B) Third Secured Convertible Note	2/24/16	12/31/21	8.5%	2,000,000	2,000,000

(C) First Credit Facility	7/24/18	12/31/21	8.5%	2,000,000	2,000,000

(D) Second Credit Facility	9/19/19	12/31/21	8.5%	1,100,000	712,179

(E) Third Credit Facility	6/1/21	12/31/21	8.5%	667,896	-
Notes payable				$12,767,896	$11,712,179

First and Second Secured Convertible Notes and Warrants

(A)	On October 24, 2014 and May 4, 2015, the Company issued two convertible promissory notes in the aggregate amount of $7,000,000 to Hankey Capital. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, is a non-independent board member. The Convertible Notes mature on December 31, 2021 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $2.50 per share. The Company also issued warrants to Hankey Capital for an aggregate of 234,177 shares of Common Stock at an exercise price per share of $39.50 that expire five years from the dates of issuance. In connection with the Convertible Notes, the Company paid commitment fees in the amount of $210,000 (3.0% of the original principal amount of the loans) to Hankey Capital and other aggregate offering costs of $594,550. The aggregate value of the warrants and offering costs totaling $2,891,409 was considered to be a debt discount upon issuance of the notes and was fully amortized as of December 31, 2018. The notes are secured by 354,430 collateral shares as described below.

Third Convertible Secured Term Note and Warrants

(B)	On February 24, 2016, the Company issued a convertible promissory note in the amount of $2,000,000 to Hankey Capital. The Third Convertible Note matures on December 31, 2021 (the “Maturity Date”) and bears interest at an annual rate of interest at the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Note into shares of the Company’s common stock (the “Conversion Shares”), at a conversion rate equal to $2.50 per share and issued a warrant to Hankey Capital for 58,537 shares of Common Stock at an exercise price per share of $51.25. The Warrant will expire on February 23, 2021. In connection with the Convertible Note, the Company paid a commitment fee in the amount of $40,000 (2.0% of the original principal amount of the Loan) and other offering costs totaling $77,532. The aggregate value of the warrant, beneficial conversion feature and offering costs of $2,000,000 was considered a debt discount upon issuance of the note and was fully amortized as of December 31, 2018. The note is secured by 101,266 collateral shares as described below.

During 2018, the Company issued an additional 7,203,878 collateral shares pursuant to the First, Second and Third Secured Convertible Notes.

First Credit Facility Convertible Secured Term Note

(C)	On July 24, 2018, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $2,000,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $2.50 per share and due on December 31, 2021. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2020, the Company had used all funds available under the facility. The note is secured by collateral shares as described below.

During 2020, the Company issued 1,702,128 Collateral Shares pursuant to the agreement.

Second Credit Facility Convertible Secured Term Note

(D)	On September 19, 2019, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $1,100,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $2.50 per share and due on December 31, 2021. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At September 30, 2021, the Company had used all funds available under the facility. At December 31, 2020, the Company had been advanced $712,179 and had $387,821 available under the facility. At September 30, 2021, the Company had used all funds available under the facility. No Collateral Shares are required pursuant to this convertible secured note.

Third Credit Facility Convertible Secured Term Note

(E)	On June 1, 2021, the Company and Hankey Capital entered into an agreement under which Hankey Capital provided a credit facility of $700,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $2.50 per share and due on December 31, 2021. All personal property and assets of the Company secure the note. Draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At September 30, 2021, the Company had used $667,896 of the facility. No Collateral Shares are required pursuant to this convertible secured note.

Collateral

The Convertible Notes (A), (B) and (C) are secured by an aggregate of 9,361,702 collateral shares of Common Stock issued by the Company in the name of Hankey Capital, in such amount so as to maintain a loan to value ratio equal to 50% (the “Collateral Shares”) as of September 30, 2021 and December 31, 2020. The Collateral Shares shall be adjusted on a yearly basis. The principal amount of the loans are pre-payable in whole or in part at any time, without premium or penalty. Upon any voluntary partial prepayment of outstanding principal, Hankey Capital will return Collateral shares to the Company in the amount necessary, if any, to maintain the loan to value ratio at no less than 50%. Upon a full payment of the outstanding principal, all Collateral Shares shall be returned and cancelled. Hankey Capital will also return Collateral Shares under the same terms in case of partial or full conversion of the Convertible Notes. All of the Company’s personal property further secure the aggregate Convertible Notes, including collateral assignments of all the Company’s license agreements and the MTF Sygnal Option Agreement.

Interest payable – related party on the above notes was $2,041,980 and $1,251,626 as of September 30, 2021 and December 31, 2020, respectively.

On October 15, 2021 in connection with the October 2021 Primary Offering, Hankey Capital converted the outstanding convertible notes ($12,767,894 in principal amount and $2,054,039 of accrued interest) into 5,928,774 shares of our common stock and all collateral shares were cancelled.

4. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2021 and December 31, 2020, the Company had an aggregate of 12,273,036 shares of common stock outstanding.

Common Stock Warrants

A summary of warrant activity for the period ended September 30, 2021 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2020	91,841	$14.88	0.34
Granted – 2021	-	-	-
Forfeited/Expired – 2021	(91,841)	-	-
Exercised – 2021	-	-	-
Outstanding as of September 30, 2021	-	$-	-

There were no common stock warrants exercised and 91,841 warrants expired during the period ended September 30, 2021.

5. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 560,000 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

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

A summary of stock option activity for the period ended September 30, 2021, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2020	226,418	$37.00	4.60	$-
Granted – 2021	-	-	-	-
Forfeited/Expired – 2021	(34,137)	40.48	-	-
Exercised – 2021	-	-	-	-
Outstanding as of September 30, 2021	192,281	$39.75	4.65	$-

As of September 30, 2021, the Company had outstanding stock options as follows all of which are vested:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$39.75	41,624	December 27, 2025
September 2015	$39.75	8,000	December 27, 2025
November 2015	$39.75	48,986	December 27, 2025
December 2015	$39.75	2,228	December 27, 2025
January 2016	$39.75	51,032	January 9, 2026
May 2016	$51.25	10,766	May 26, 2026
September 2016	$51.25	3,973	May 31, 2026
January 2017	$51.25	2,142	January 1, 2027
January 2018	$49.25	1,566	January 1, 2028
January 2019	$2.35	21,964	January 1, 2029

Total outstanding options at September 30, 2021		192,281

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and none cancelled during the period ended September 30, 2021.

6. Deferred Compensation

Pursuant to an October 2016 Note Purchase Agreement, the Company’s management had agreed to defer 20% of earned compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders. This stipulation was meet on October 14, 2021 with the closing of the October 2021 Primary Offering.

As of September 30, 2021 and December 31, 2020, deferred compensation was $297,500 and $252,500, respectively.

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

As of September 30, 2021, none of the above milestones has been met.

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

Payments to UCLA TDG under the Restated License Agreement for the nine months ended September 30, 2021 and 2020 were $45,500 and $-0-, respectively.

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

8. Subsequent Events

On October 15, 2021, the Company completed a public offering (the “October 2021 Primary Offering”) of 1,510,455 units (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”), and one warrant (a “Public Warrant”) to purchase one share of Common Stock for $6.30 per share. The Units were sold at a price of $5.25 per Unit, generating gross proceeds to the Company of $7,929,889. The Company granted to WallachBeth Capital LLC, the underwriter in the Offering a 45-day option to purchase up to 226,568 additional shares of Common Stock and/or 226,568 Public Warrants to cover over-allotments, if any. The underwriter has exercised its option with respect to the Warrants.

In connection with the October 2021 Primary Offering, Hankey Capital converted the outstanding convertible notes ($12,767,894 in principal amount and $2,054,039 of accrued interest) into 5,928,774 shares of our common stock. All collateral shares were cancelled.

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

As of September 30, 2021, none of the above milestones has been met.

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

Three Months ended September 30, 2021 compared to the Three Months ended September 30, 2020

	Three-months ended September 30, 2021	Three-months ended September 30, 2020	% Change
Operating expenses
Research and development	$-	$142,877	(100.00)%
General and administrative	229,789	2,946	7700.03%

Total operating expenses	229,789	145,823	57.58%

Loss from operations	(229,789)	(145,823)	57.58%

Interest expense, related party	(279,514)	(248,226)	12.60%

Net loss	$(509,303)	$(394,049)	29.25%

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

Research and Development

Our research and development decreased from $142,877 during the three months ended September 30, 2020 to $-0- during the three months ended September 30, 2021. The $142,877 decrease was due to the curtailing of operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $2,946 during the three months ended September 30, 2020 to $229,789 during the three months ended September 30, 2021. The $226,843 increase was due to resuming operations and costs associated with our registration statement.

Interest Expense

Our interest expense increased from $248,226 for the three months ended September 30, 2020 to $279,514 during the three months ended September 30, 2021. The increase of $31,288 resulted from increased debt.

Nine Months ended September 30, 2021 compared to the Nine Months ended September 30, 2020

	Nine-months ended September 30, 2021	Nine -months ended September 30, 2020	% Change
Operating expenses
Research and development	$47,516	$318,978	(85.10)%
General and administrative	595,078	299,604	98.62%

Total operating expenses	642,594	618,582	3.88%

Loss from operations	(642,594)	(618, 582)	3.88%

Interest expense, related party	(790,354)	(750,797)	5.27%

Provision for income taxes	-	(1,600)	(100.00)%

Net loss	$(1,432,948)	$(1,370,979)	4.52%

Research and Development

Our research and development decreased from $318,978 during the nine months ended September 30, 2020 to $47,516 during the nine months ended September 30, 2021. The $271,462 decrease was due to the curtailing of operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $299,604 during the nine months ended September 30, 2020 to $595,078 during the nine months ended September 30, 2021. The $295,474 increase was due to resuming operations, bringing the Company’s filings current and our registration statement.

Interest Expense

Our interest expense increased from $750,797 for the nine months ended September 30, 2020 to $790,354 during the nine months ended September 30, 2021. The increase of $39,557 resulted from increased debt.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to September 30, 2021 has incurred accumulated losses of approximately $70.3 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.6 million. The accompanying consolidated financial statements for the period ended September 30, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had a stockholders’ deficit of $15,125,258 at September 30, 2021, and incurred a net loss of $1,432,948, and used net cash in operating activities of $1,041,734 during the nine months ended September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 15, 2021, the Company completed a public offering (the “October 2021 Primary Offering”) of 1,510,455 units (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”), and one warrant (a “Public Warrant”) to purchase one share of Common Stock for $6.30 per share. The Units were sold at a price of $5.25 per Unit, generating gross proceeds to the Company of $7,929,889. The Company granted to WallachBeth Capital LLC, the underwriter in the Offering a 45-day option to purchase up to 226,568 additional shares of Common Stock and/or 226,568 Public Warrants to cover over-allotments, if any. The underwriter has exercised its option with respect to the Warrants.

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 70% of our issued and outstanding shares of common stock. In connection with the October 2021 Primary Offering, Hankey Capital converted the outstanding convertible notes ($12,767,894 in principal amount and $2,054,039 of accrued interest) into 5,928,774 shares of our common stock and call collateral shares were cancelled. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Pursuant to the October 2016 Note Purchase Agreement, the Company’s management has agreed to defer 20% of earned compensation and the Board of Directors has authorized a change in director compensation to defer 50% of the directors’ cash compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders. This stipulation was meet on October 14, 2021 with the closing of the October 2021 Primary Offering.

As of September 30, 2021 and December 31, 2020, we had cash of $3,374 and $-0-, respectively.

As a result of the October 2021 Primary Offering, we anticipate that it will require approximately $10 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

Cash Flows

Operating activities

During the nine months ended September 30, 2021 and 2020, cash used in operating activities was $1,041,734 and $301,240 respectively. Cash expenditures for the nine months ended September 30, 2021 increased primarily due to resuming operations, bringing the Company’s filings current and costs associated with the October 2021 Primary Offering.

Financing activities

During the nine months ended September 30, 2021, cash provided by financing activities of $1,045,108 resulted primarily from draws on our second and third credit facilities with Hankey Capital. During the nine months ended September 30, 2020, cash provided by financing activities of $279,556 resulted from draws on our second credit facility with Hankey Capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2021. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, we identified a material weakness in internal controls over financial reporting as of September 30, 2021 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During 2020, Bone Biologics had to curtail operations due to lack of necessary funds. The lack of capital occurring simultaneously during the COVID-19 pandemic has caused a scale back in operations. As a result, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible. We do not have sufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. As a result, the Company was not timely with the interim filings. During the nine months ended September 30, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. As a result of the October 2021 Primary Offering, the Company will engage the current Chief Financial Officer on a full-time basis.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2021.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2021.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 15, 2021	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

