Form 10-K
period 2021-12-31
Bone Biologics Corp
filed 2022-03-15
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Approximate aggregate market value of registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2021, was $1,259,570.

As of February 28, 2022, there were 10,350,574 shares of common stock, par value $0.001, outstanding.

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

Glossary of Abbreviations and Defined Terms

Abbreviations
BMP	Bone Morphogenic Protein
CDMO	Contract Development and Manufacturing Organization
cGMP	current Good Manufacturing Practice
CRO	Contract Research Organization
DBM	Demineralized bone matrix is allograft bone that has had the inorganic mineral removed
DBX®	Demineralized Bone Matrix is a bone powder produced by the removal of minerals from cortical bone in a sodium hyaluronate carrier
DDD	Degenerative disc disease
HREC	Human Research Ethics Committee
IDE	Investigational Device Exemption
IRB	Institutional Review Board
MTF	Musculoskeletal Transplant Foundation
NB1 Device	Product combination kit that includes vial of NELL-1 recombinant protein and demineralized bone matrix
NDA	New Drug Application
NELL-1	Neural epidermal growth factor-like 1 protein (NELL-1)
PMA	Pre-market approval
REMS	Risk Evaluation and Mitigation Strategies
rhBMP-2	Recombinant Bone Morphogenic Protein
rhNELL-1	Recombinant NELL-1
TLIF	Transforaminal lumbar interbody fusion
UCLA TDG	UCLA Technology Development Group on behalf of UC Regents

Defined Terms
Alkaline phosphatase assay	Alkaline phosphatase is an enzyme that is found throughout your body. ALP blood tests measure the level of ALP in your blood that comes from your bones.
Athymic mouse model	A mouse that provides an experiment model for conducting research because it mounts no rejection response.
Demineralized Bone	Bone that has had the calcium removed.
Osteostimulative	Stimulates bone growth.
Osteosynthetic	The reduction and fixation of a bone fracture with implantable devices.
Phylogenetically advanced spine model	Evolutionary advancement of spine systems that exist in large animal models.
Recombinant	Relating to or denoting an organism, cell, or genetic material formed by recombination.
Retrolisthesis	A medical condition in which a vertebra in the spine becomes displaced and moves forward or backward.
Spondylolisthesis	A spinal disorder in which one vertebra (spinal bone) slips onto the vertebra below it.

PART I

Item 1. Business

OVERVIEW

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1/DBX®. The NELL-1/DBX® combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform, has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBX® will be classified as a combination product with a device lead.

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

Our success will depend in part on our ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by us will not be challenged, invalidated, rendered unenforceable, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us.

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

We are currently focused on bone regeneration in lumbar spinal fusion, in keeping with our exclusive license agreement, using NELL-1 in combination with DBX®, a proprietary demineralized bone matrix from Musculoskeletal Transplant Foundation (“MTF”). The NELL-1/DBX® medical device is a combination product which is an osteostimulative recombinant protein that provides target specific control over bone regeneration. Leveraging the resources of investors and strategic partners, we have successfully surpassed four critical milestones:

●	Demonstrating a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells;

●	Validation of protein dosing and efficacy in established large animal sheep models pilot study;

●	Completed pivotal animal study; and

●	Filed for a clinical trial outside the United States.

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

While the product is initially targeted at the lumbar spine fusion market, in keeping with our exclusive license agreement, we believe NELL-1’s novel set of characteristics, target specific mechanism of action, efficacy, safety and affordability position the product well for application in a variety of procedures including:

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

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, our continued development has been funded through various strategic investments. Our research and development expenses for the years ended December 31, 2021 and 2020 were $45,500 and $102,293, respectively. We anticipate that it will require approximately $10 million to complete first in man studies and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication. These amounts are estimates based on data currently available to us, and are subject to many factors including the various risk factors discussed below under Item 1A.

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

RESEARCH & PUBLICATIONS

We believe our scientific evidence validates the many benefits of NELL-1. Currently there is a comprehensive database of more than 80 research publications and abstracts of preclinical studies with NELL-1 of which more than 45 are peer-reviewed publications.

We completed a preclinical study, which shows our rhNELL-1 growth factor effectively promotes bone formation in a phylogenetically advanced spine model. In addition, rhNELL-1 was shown to be well tolerated and there were no findings of inflammation.

Bone Biologics has received Human Research Ethics Committee (HREC) approval for the first center of a multicenter pilot clinical trial to evaluate NB1 (NELL-1/DBX®) in 30 patients in Australia. The pilot study will evaluate the safety and effectiveness of NB1 in adult subjects with spinal degenerative disc disease (DDD) at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level who undergo transforaminal lumbar interbody fusion (TLIF).

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

DESCRIPTION OF THE DBX® PUTTY TO BE USED WITH NELL-1

The DBX® Demineralized Bone Putty provided as part of the convenience kit with NELL-1/DBX® is a Class II device. The common name is “Bone Void Filler Containing Human Demineralized Bone Matrix.” The product is regulated under 21 C.F.R. §888.3045 Resorbable calcium salt bone void filler device, Product Codes MQV, GXP, and MBP. MTF is the manufacturer of the DBX® Putty. This product was cleared by the FDA under 510(k) number K053218 for spine indication in December 2006.

DBX® Putty is a matrix composed of processed human cortical bone. Demineralized bone granules are mixed with sodium hyaluronate to form the DBX® Putty. Every lot of final DBX® Putty product is tested in an athymic mouse model or in an alkaline phosphatase assay, which has been shown to have a positive correlation with the athymic mouse model, to ensure osteostimulation.

Based upon extensive discussions with regulatory experts and a specific communication from the FDA in response to a submission of our plan under the Restated License Agreement between UCLA TDG and the Company we believe the NELL-1/DBX® Fusion Device will be regulated as a Class III medical device and will therefore require submission and approval of a pre-market approval (“PMA”).

OUR BUSINESS STRATEGY

Our business plan is to develop our target specific growth factor for bone regeneration that has demonstrated increases in the quantity and quality of bone, while displaying strong safety profile. Our spine fusion product focus continues to advance from the research to the development stage and then to clinical stage to allow for the approval for use of our target specific protein exhibiting efficacy and safety by matching or exceeding current market approved products. The utilization of investment partners is critical to facilitate the development through pre Investigational Device Exemption (“IDE”), clinical, and ultimate commercialization as we fund the pre-IDE work and continue achieving milestones.

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

Effective October 12, 2021, the Company implemented a reverse split of the common stock of the Company on a basis of 1 new common share for 2.5 old common shares.

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 (the “Amended License Agreement”) with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

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

On August 13, 2020 the Company and UCLA TDG entered into a First Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones were updated to better reflect delays caused by the COVID-19 Pandemic and to address the Company’s failure to pay certain amounts with regard to patent prosecution, cost reimbursement, maintenance fees, and late fees, and in connection therewith, a revised payment schedule was set forth.

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

Additional patent applications are currently in preparation. The intellectual property portfolio comprehensively covers NELL-1 manufacture, NELL-1 compositions and NELL-1 use in wide ranging clinical and diagnostic applications. We protect our proprietary technology through mechanisms including U.S. and foreign patent filings, trade secret protections, and collaboration agreements with domestic and international corporations, universities and research institutions. We are the exclusive licensee for the following ten UCLA TDG issued patents:

U.S. Patent No.	Summary	Date Issued

7544486	NELL-1 Peptide Expression Systems	6/9/2009

7691607	Expression system of NELL-1 peptide	4/6/2010

7807787	NELL-1 Peptide	10/5/2010

7833968	Pharmaceutical compositions for treating or preventing bone conditions	11/16/2010

7844066	NELL-1 Enhanced Bone Mineralization	2/8/2011

9447155	Isoform NELL-1 peptide	9/20/2016

9511115	Pharmaceutical compositions for treating or preventing bone conditions	12/6/2016

9598480	Recombinant NEL-like (NELL) protein production	3/21/2017

9974828	Isoform NELL-1 peptide	5/22/2018

10335458	Pharmaceutical compositions for treating or preventing bone conditions	7/2/2019

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

In the U.S., devices are subject to rigorous federal regulation and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Device development and approval within this regulatory framework is difficult to predict, requires a number of years and involves the expenditure of substantial resources. Moreover, ongoing legislation by U.S. Congress and rule making by the FDA presents an ever-changing landscape where we could be required to undertake additional activities before any governmental approval is granted allowing us to market our products. The steps required before a biological device may be marketed in the U.S. include:

●	Laboratory and non-clinical tests for safety and small scale manufacturing of the agent;

●	The submission to the FDA of an IDE which must become effective before human clinical trials can commence;

●	Clinical trials to characterize the efficacy and safety of the product in the intended patient population;

●	The submission of a PMA to the FDA; and

●	FDA approval of the NDA or PMA prior to any commercial sale or shipment of the product.

In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with, and approved by, the FDA. Moreover, manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practice “cGMP” for products, drugs and devices.

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

When there is evidence that the product may be effective and has an acceptable safety profile in pilot evaluations, pivotal trials are undertaken to establish and confirm the clinical efficacy and establish the safety profile of the product within a larger population at geographically dispersed clinical study sites. Pivotal trials frequently involve randomized controlled trials and, whenever possible, studies are conducted in a manner so that neither the patient nor the investigator knows what treatment is being administered. The Company, the IRB or the FDA, may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks. We intend to rely upon third-party contractors to advise and assist us in the preparation of our IDEs and the conduct of clinical trials that will be conducted under the IDEs.

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

International Approval

Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the medical product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.

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

EMPLOYEES AND HUMAN CAPITAL

As of the date hereof, we have two (2) full-time employees. We have relied and plan on continuing to rely on independent organizations, advisors and consultants to perform certain services for us, including handling substantially all aspects of regulatory approval, clinical management, manufacturing, marketing, and sales. Such services may not always be available to us on a timely basis or at costs that we can afford. Our future performance will depend in part on our ability to successfully integrate newly hired officers and to engage and retain consultants, as well as our ability to develop an effective working relationship with our management and consultants.

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

Risks Relating to Our Financial Position and Capital Needs

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

We anticipate that it will require approximately $10 million to complete first in man studies and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication. These amounts are estimates based on data currently available to us, and are subject to many factors, including the risk factors discussed herein. We anticipate we will need to raise substantial additional funds for the pivotal clinical trial prior to marketing our first product. The above estimates and our long-term capital requirements will depend on many factors, including, among others:

●	the number of potential formulations, products and technologies in development;

●	continued progress and cost of our research and development programs;

●	progress with pre-clinical studies and clinical trials;

●	time and costs involved in obtaining regulatory (including FDA) clearance;

●	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

●	costs of developing sales, marketing and distribution channels and our ability to sell our formulations or products;

●	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

●	competing technological and market developments;

●	market acceptance of our device formulations or products;

●	costs for recruiting and retaining employees and consultants;

●	costs for training physicians;

●	legal, accounting and other professional costs; and

●	the effect of the novel coronavirus will have on our product development, clinical trials, and availability, cost, and type of financing.

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

We Have Relied on Hankey Capital for Funding

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 70% of our issued and outstanding shares of common stock. On October 15, 2021, the Company completed a public offering (the “October 2021 Primary Offering”) generating net proceeds to the Company of $6,858,843. In connection with the October 2021 Primary Offering, Hankey Capital converted all the outstanding convertible notes ($12,767,894 in principal amount and $2,054,041 of accrued interest) into shares of our common stock. However, no assurance can be given that any future financing from Hankey Capital will be available or, if available, that it will be on terms that are satisfactory to the Company. In the absence of financing from other sources, the inability to obtain additional financing from Hankey Capital will result in the scaling back or discontinuance of our product development programs or operations entirely.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as and for the years ended December 31, 2021 and 2020 with respect to this uncertainty. As reflected in the financial statements, the Company incurred a net loss of $1,610,685 and used net cash in operating activities of $1,228,586 during the year ended December 31, 2021. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses for the years ended December 31, 2021 and 2020 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and since inception to December 31, 2021 have incurred accumulated losses of approximately $70.5 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBX®.

On October 15, 2021, the Company completed the October 2021 Primary Offering of 1,510,455 units (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”), and one warrant (a “Warrant”) to purchase one share of Common Stock for $6.30 per share. The Units were sold at a price of $5.25 per Unit, generating net proceeds to the Company of $6,858,843.

We will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, or substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. As a result, we can provide no assurance as to whether or if we will ever be profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

We face a number of risks associated with the incurrence of substantial debt which could adversely affect our financial condition.

If we incur a substantial amount of debt, we may be required to use a significant portion of any cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Any indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Risks Related to the Development and Regulatory Approval of our Product Candidates

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our products are in the early stage of development and will require substantial further capital expenditures, development, testing, and regulatory clearances prior to commercialization. The development and regulatory approval process takes several years, and it is not likely that our products, technologies or processes, even if successfully developed and approved by the FDA, would be commercially available for five or more years. Of the large number of devices in development, only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates, could result in the failure of our business and a loss of all of your investment in our company.

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

Because we have limited financial and managerial resources, we are focused on our lead product for spine fusion. As a result, we may forego or delay pursuit of opportunities with other product candidates or, for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures, we may never successfully develop, any marketed treatments using these products. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and administrative support.

We may find it difficult to enroll patients in our clinical trials which could delay or prevent the start of clinical trials for our product candidate.

Identifying and qualifying patients to participate in clinical trials of our product candidate is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidate, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidate will most likely be delayed.

Many factors may affect our ability to identify, enroll and maintain qualified patients, including the following:

●	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

●	design of the clinical trial;

●	size and nature of the patient population;

●	patients’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies;

●	the availability and efficacy of competing therapies and clinical trials;

●	pendency of other trials underway in the same patient population;

●	willingness of physicians to participate in our planned clinical trials;

●	severity of the disease under investigation;

●	proximity of patients to clinical sites;

●	patients who do not complete the trials for personal reasons; and

●	issues with Contract Research Organizations (“CROs”) and/or with other vendors that handle our clinical trials.

We may not be able to initiate or continue to support clinical trials of our product candidates, for one or more applications, or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidate may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

If we experience delays in the completion of, or termination of, any clinical trials of our product candidate, the commercial prospects of our product candidate could be harmed, and our ability to generate product revenue from any of our product candidate could be delayed or prevented. In addition, any delays in completing our clinical trials would likely increase our overall costs, impair product candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

The results of preclinical studies are not necessarily predictive of future results. Our product candidates that may advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of a device. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials.

Despite the results reported in earlier preclinical studies for our product candidate, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidate for a particular indication, in any particular jurisdiction. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidate may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market our current product candidate or any future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

Risks associated with operating in foreign countries could materially adversely affect our product development.

We may conduct future studies in countries outside of the U.S. Consequently, we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

●	differing regulatory requirements for device approvals and regulation of approved devices in foreign countries; more stringent privacy requirements for data to be supplied to our operations in the U.S., e.g., General Data Protection Regulation in the European Union;

●	unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign taxes, including withholding of payroll taxes;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

●	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidate from being marketed abroad.

In addition to regulations in the U.S., to market and sell our product candidate in the European Union, United Kingdom, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. We may not be able to obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country.

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product in any market. If we are unable to obtain approval of any of our current product candidate or any future product candidates we may pursue by regulatory authorities in the European Union, United Kingdom, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished, our business prospects could decline and this could materially adversely affect our business, results of operations and financial condition.

Even if our lead product candidate received regulatory approval, it may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for our lead product candidate, that approval would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our Contract Development Manufacturing Organizations (“CDMOs”) and CROs for any post-approval clinical trials that we may conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of our product candidate, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on such product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of devices and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with Current Good Manufacturing Practice, Good Clinical Practice, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or the manufacturing facilities for our product candidate fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;

●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve pending applications or supplements to applications filed by us;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize our product and generate revenues.

Advertising and promotion of any product candidates that obtains approval in the U.S. is heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of Health and Human Services, state attorneys general, members of Congress and the public. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. is heavily scrutinized by comparable foreign regulatory authorities. Violations, including actual or alleged promotion of our product for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA, as well as prosecution under the federal False Claims Act. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business.

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

Risks Related to Our Dependence on Third Parties

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of the date of this filing, we have two full-time employees. We also have engaged and plan to continue to engage regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

Losing key personnel or failing to recruit necessary additional personnel would impede our ability to attain our development objectives. There is intense competition for qualified personnel in the biomedical-development field, and we may not be able to attract and retain the qualified personnel we need to develop our business.

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

We rely on suppliers for raw materials and other third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and to use in clinical trials of our products. To succeed, clinical trials require adequate supplies of such materials, which may be difficult or uneconomical to procure or manufacture. We and our suppliers and vendors may not be able to (i) produce our products to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement providers, we may not be able to enter into agreements with suppliers on favorable terms and conditions, or there could be a substantial delay before a new third party could be qualified and registered with the FDA and foreign regulatory authorities as a provider.

We depend on third parties, including researchers, who are not under our control.

We depend upon independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to conduct our preclinical and clinical trials under agreements. These collaborators are not our employees, and they cannot control the amount or timing of resources that they devote to their programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific inventors/advisors become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if it were undertaking those programs itself. Failing to devote sufficient time and resources to our development programs, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the product candidate involved.

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. We have been and continue to be highly dependent on our strategic partner, MTF, for technical support.

Business interruptions could adversely affect future operations, revenues, and financial conditions, and may increase our costs and expenses.

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Operating as a virtual company, our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Likewise, we will rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed or altogether terminated.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and integrity oversight and reporting obligations.

Risks Related to our Intellectual Property

We rely on patents and patent applications and various regulatory exclusivities to protect some of our product candidates, and our ability to compete may be limited or eliminated if we are not able to protect our products.

The patent positions of medical device companies are uncertain and involve complex legal and factual questions. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expenses and divert the attention of our management.

Others may file patent applications or obtain patents on similar technologies that compete with our products. We cannot predict how broad the claims in any such patents or applications will be and whether they will be allowed. Once claims have been issued, we cannot predict how they will be construed or enforced. We may infringe upon intellectual property rights of others without being aware of it. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our products, which may not be possible.

We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. Some of our current or former employees, consultants, scientific advisors, contractors, current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefits. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop similar knowledge, methods, and know-how or gain access to our proprietary information through some other means.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.

If any other person filed patent applications, or is issued patents, claiming technology also claimed by us, we may be required to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office to determine priority and/or ownership of the invention. Our licensors or we may also need to participate in interference proceedings involving issued patents and pending applications of another entity.

The intellectual property environment in our industry is particularly complex, constantly evolving and highly fragmented. Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover products, processes or technologies similar to us. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates, and may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

We cannot guarantee that our technologies will not conflict with the rights of others. In some foreign jurisdictions, we could become involved in opposition proceedings, either by opposing the validity of others’ foreign patents or by persons opposing the validity of our foreign patents.

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

If our products, methods, processes, and other technologies are found to infringe the rights of other parties, we could be required to pay damages, or may be required to cease using the technology or to license rights from the prevailing party. Any prevailing party may be unwilling to offer us a license on commercially acceptable terms.

We cannot be certain we will be able to obtain patent protection to protect our product candidates and technology.

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the United States Patent and Trademark Office, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future patent protection for our product candidates and technology is uncertain. For example:

●	we or our licensors might not have been the first to make the inventions covered by our issued patents, or pending or future patent applications;

●	we or our licensors might not have been the first to file patent applications for the inventions;

●	others may independently develop duplicative, similar or alternative technologies;

●	it is possible that our patent applications will not result in an issued patent or patents, or that the scope of protection granted by any patents arising from our patent applications will be significantly narrower than expected;

●	any patents under which we hold ultimate rights may not provide us with a basis for commercially-viable products, may not provide us with any competitive advantages or may be challenged by third parties as not infringed, invalid, or unenforceable under United States or foreign laws;

●	any patent issued to us in the future or under which we hold rights may not be valid or enforceable; or

●	we may develop additional technologies that are not patentable and which may not be adequately protected through trade secrets; for example, if a competitor independently develops duplicative, similar, or alternative technologies.

If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

We have entered and may be required to enter into intellectual property license agreements that are important to our business, including our license agreements with UCLA TDG. These license agreements have imposed various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various third parties (for example, universities and research institutions), we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestones and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreements in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreements will be impaired.

In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology, products, methods and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our diligence obligations under the license agreement and what activities satisfy those obligations;

●	if a third party expresses interest in an area under a license that we are not pursuing, under the certain terms of our license agreement, we may be required to sublicense rights in that area to the third party, and that sublicense could harm our business; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over the intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may need to obtain licenses from third parties to advance our research to allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products or product candidates, or manufacture or use of our products or product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates or products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way to get around the patent and may need to halt commercialization of the relevant product candidate(s) or product(s). In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The pharmaceutical, medical device and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, and then we will have to defend an infringement action or challenge the validity of the patent in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, fail to develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

●	some patent applications in the United States may be maintained in secrecy until the patents are issued;

●	patent applications in the United States are typically not published until 18 months after the priority date; and

●	publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent applications may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed US patent applications on inventions similar to ours that claims priority to any applications filed prior to the priority dates of our applications, we may have to participate in an interference proceeding declared or a derivation proceed instituted by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar inventions prior to our own inventions, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and thus the third party’s patent or patent application may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

As is common in the medical device, biotechnology and pharmaceutical industries, we employ, and may employ in the future, individuals who were previously employed at other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property will be sufficient to prevent third parties from designing around the patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our products or future products.

Our approach involves filing patent applications covering new methods of use and/or new formulations of previously known, studied and/or marketed devices. Although the protection afforded by patents issued from our patent applications may be significant, when looking at our patents’ ability to block competition, the protection offered by our patents may be, to some extent, more limited than the protection provided by patents claiming the composition of matter previously unknown. If a competitor were able to successfully design around any method of use and formulation patents we may have in the future, our business and competitive advantage could be significantly affected.

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

●	paying monetary damages related to the legal expenses of the third party;

●	facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our products; and

●	restructuring our company or delaying or terminating select business opportunities, including, but not limited to, research and development, clinical trials, and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

A third party may also challenge the validity, enforceability or scope of the intellectual property rights that we license or own; and, the result of these challenges may narrow the claim scope of or invalidate patents that are integral to our product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own or licensed in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, amongst other factors.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated, rendered unenforceable or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products or product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

Changes to patent law, for example the Leahy-Smith America Invests Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future article of legislation in the U.S., may substantially change the regulations and procedures surrounding patent applications, issuance of patents, prosecution of patents, challenges to patent validity, and patent enforcement. We can give no assurances that our patents and those of our licensor(s) can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

In addition, enforcing and maintaining our intellectual property protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by the U.S. Patent and Trademark Office and courts, and foreign government patent agencies and courts, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We also rely on proprietary trade secrets and unpatented know-how to protect our research and development activities, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We will attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants, collaborators, and advisors to execute a confidentiality and non-use agreement. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates.

We may incur substantial costs enforcing our patents, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

We may be unaware of or unfamiliar with prior art and/or interpretations of prior art that could potentially impact the validity or scope of our patents, pending patent applications, or patent applications that we will file. We may have elected, or elect now or in the future, not to maintain or pursue intellectual property rights that, at some point in time, may be considered relevant to or enforceable against a competitor.

We take efforts and enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us.

We may not have rights under some patents or patent applications that may cover technologies that we use in our research, product candidates and particular uses thereof that we seek to develop and commercialize, as well as synthesis of our product candidates. Third parties may own or control these patents and patent applications in the United States and elsewhere. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or product candidate, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

There has been substantial litigation and other legal proceedings regarding patent and other intellectual property rights in the pharmaceutical, medical device and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference or derivation proceeding declared or instituted before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our products, product candidates and technology, it is possible that we may become so in the future. We are not currently aware of any actual or potential third-party infringement claim involving our product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical, medical device and biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products or product candidates without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

The following factors are important to our success:

●	receiving patent protection for our product candidates;

●	preventing others from infringing our intellectual property rights; and

●	maintaining our patent rights and trade secrets.

We will be able to protect our intellectual property rights in patents and trade secrets from unauthorized use by third parties only to the extent that such intellectual property rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Because issues of patentability involve complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents may be challenged, invalidated, found unenforceable, or circumvented. United States patents and patent applications may be subject to interference and derivation proceedings, United States patents may also be subject to post grant proceedings, including re-examination, derivation, Inter Partes Review and Post Grant Review, in the United States Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, derivation, post grant and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of our patents. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which makes it difficult to stop infringement.

In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise or otherwise promote the compositions that are used in their products. Any litigation to enforce or defend our patent rights, even if we prevail, could be costly and time-consuming and would divert the attention of management and key personnel from business operations.

We will also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We will seek to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees, contractors and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by, a competitor, our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to Commercializing of our Current Product Candidates and Future Product Candidates

Our commercial success depends upon attaining significant market acceptance of our current product candidate and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.

Even if we obtain regulatory approval for our current product candidates or any future product candidates, the products may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;

●	the clinical indications and patient populations for which the product candidate is approved;

●	acceptance by physicians, major treatment centers and patients of the product candidates as a safe and effective treatment;

●	the potential and perceived advantages of product candidates over alternative treatments;

●	the safety of product candidates seen in a broader patient group, including our use outside the approved indications;

●	any restrictions on use together with other medications;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	the timing of market introduction of our product as well as competitive products;

●	the development of manufacturing and distribution processes for commercial scale manufacturing for our current product candidate and any future product candidates;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement from third-party payors and government authorities;

●	relative convenience and ease of administration; and

●	the effectiveness of our sales and marketing efforts and those of our collaborators.

If our current product and any future product candidates are approved but fail to achieve market acceptance among physicians, patients, healthcare payors or surgery centers, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

Even if we are able to commercialize our current product candidates or any future product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the U.S. and in other countries in which we seek to commercialize our products, which could harm our business.

Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such product and related treatments will be available from third-party payors, including government health administration authorities, private health insurers and other organizations.

Third-party payors determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that biomedical companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefit and value in specific patient populations before covering our product for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved devices, and coverage may be more limited than the purposes for which the device is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any device will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new devices, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the device and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost devices and may be incorporated into existing payments for other services. Net prices for devices may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of devices from countries where they may be sold at lower prices than in the U.S. No uniform policy for coverage and reimbursement exists in the U.S., and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved product that we develop could have a material adverse effect on our operating results, ability to raise capital needed to commercialize our product and overall financial condition.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the U.S. and certain international jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product profitably. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current U.S. administration to repeal or repeal and replace certain aspects of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as a part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA. Until there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidate, if we obtain regulatory approval;

●	our ability to receive or set a price that we believe is fair for our product;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidate, if approved.

Risks Related to Our Business Operations

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

Our future financial performance will depend, at least in part, upon the introduction and customer acceptance of our products. Even if approved for marketing by the necessary regulatory authorities, our formulations or products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

●	receipt of regulatory approval of marketing claims for the uses that we are developing;

●	establishment and demonstration of the advantages, safety and efficacy of our formulations, products and technologies;

●	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

●	our ability to attract corporate partners, including medical device, biotechnology and pharmaceutical companies, to assist in commercializing our proposed products; and

●	our ability to market our products.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We will face competition from numerous medical device, pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidate. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Competition could result in reduced sales and pricing pressure on our current product candidate, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidate could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidate. The biotechnology industry is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include medical device, pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology or may introduce products to market earlier than our product or on a more cost-effective basis. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We may face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing our product candidate could result in our having limited prospects for establishing market share or generating revenue.

Many of our competitors or potential competitors have significantly greater established presence in the market, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Mergers and acquisitions in the medical device, pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or potentially advantageous to our business.

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to obtain patent protection or other intellectual property rights, which will limit our ability to develop or commercialize our current product candidate. Our competitors may also develop devices that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidate obsolete or non-competitive before we can recover the expenses of development and commercialization.

Our business may be adversely affected by the ongoing coronavirus pandemic.

The outbreak of the novel coronavirus (COVID-19) has evolved into a global pandemic. The coronavirus has spread to many regions of the world. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

As a result of the continuing spread of the coronavirus, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, and study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or non-performance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials. If either any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.

As a result of the shelter-in-place order and other mandated local travel restrictions, individuals conducting research and development or manufacturing activities may not be able to access their laboratory or manufacturing space which may result in our core activities being significantly limited or curtailed, possibly for an extended period of time.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.

We rely and plan to rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we may contract, make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we intend to invest in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.

Our internal computer systems, and those of our CROs, our CMOs, and other business vendors on which we may rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. Any interruption or breach in our systems could adversely affect our business operations or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our current and future product candidates could be delayed and our business could be otherwise adversely affected.

We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

As of the date of this filing, we had two full-time employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidate. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

●	managing our clinical trials effectively;

●	identifying, recruiting, maintaining, motivating and integrating additional employees;

●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

●	improving our managerial, development, operational, information technology, and finance systems; and

●	expanding our facilities.

If our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively, as well as our ability to develop a sales and marketing force when appropriate for our company. To that end, we must be able to manage our development efforts and preclinical studies and clinical trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. The failure to accomplish any of these tasks could prevent us from successfully growing our company.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our current product candidate or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product. If we cannot successfully defend ourselves against claims that our product candidate or product caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	termination of clinical trial sites or entire clinical trial programs;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial subjects or patients;

●	loss of revenue;

●	diversion of management and scientific resources from our business operations; and

●	the inability to commercialize any products that we may develop.

Prior to engaging in future clinical trials, we intend to obtain product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks; however, we may be unable to obtain such coverage at a reasonable cost, if at all. If we are able to obtain product liability insurance, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise and such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, we intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on devices that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

H.R. 1, “An Act to provide for reconciliation pursuant to title II and V of the concurrent resolution on the budget for fiscal year 2018,” informally entitled the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a single rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), providing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits . Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2021, we had federal net operating loss, or NOLs, carryforwards of approximately $29,662,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

Risks Related to Healthcare Compliance Regulations

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings. If we or they are unable to comply with these provisions, we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, healthcare entities, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop and will market, sell and distribute our product. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

●	the federal healthcare Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	federal civil and criminal false claims laws, including the federal False Claims Act that can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) which imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;

●	the federal physician sunshine requirements under the ACA which requires certain manufacturers of , devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing information; and certain state and local laws which require the registration of pharmaceutical sales representatives; and

●	state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Risks Related to Owning our Common Stock

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock and Public Warrants.

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

As of December 31, 2021, management identified a material weakness in internal controls over financial reporting as described in Item 9 A. Controls and Procedures.

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

There may be potential conflicts of interest involving Don Hankey, as a director and as an affiliate of Hankey Capital, with the Company’s other stockholders

Don Hankey, Chairman of our Board of Directors, is affiliated with Hankey Capital. Don Hankey, directly and indirectly, is our controlling stockholder. Don Hankey may be able to exert significant control over our business affairs. Accordingly, Don Hankey may have actual or potential economic and/or legal interests that may diverge from our other stockholders’ interests.

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

Provisions of the Public Warrants could discourage an acquisition of us by a third party.

In addition to the discussion of the provisions of our certificate of incorporation and our bylaws, certain provisions of the Public Warrants could make it more difficult or expensive for a third party to acquire us. The Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Public Warrants. These and other provisions of the Public Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

The price of our common stock and public warrants may fluctuate substantially.

You should consider an investment in our common stock and public warrants to be risky. Some factors that may cause the market price of our common stock and warrants to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this prospectus, are:

●	sale of our common stock by our stockholders, executives, and directors and our stockholders whose shares are being registered in this offering;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	network outages or security breaches;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidate or any future clinical trials we may conduct;

●	changes in the development status of our product candidate;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidate;

●	unanticipated safety concerns related to the use of our product candidate;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	competition from existing technologies and products or new technologies and products that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A sale or perceived sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

All of our executive officers and directors and certain of our stockholders and warrant holders have agreed not to sell shares of our common stock for a period of 180 days from October 15, 2021, subject to extension under specified circumstances. Common stock subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act of 1933, as amended. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short our common stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns (including the current downturn related to the current COVID-19 pandemic), volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Hankey Capital directly or indirectly beneficially owns approximately 70% of our outstanding shares of common stock. As a result, Hankey Capital would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Hankey Capital would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, medical device, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation and our Amended and Restated Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter the bylaws without stockholder approval;

●	place limitations on the removal of directors;

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Item 3. Legal Proceedings

In July 2019, Dr. Bessie (Chia) Soo and Dr. Kang (Eric) Ting (“Plaintiffs”) filed a complaint (the “Complaint”) in federal court in Massachusetts against the Company, Bruce Stroever (“Stroever”), John Booth (“Booth”), Stephen LaNeve (“LaNeve”, and together with Stroever and Booth, the “Individual Defendants”), and MTF Biologics (f/k/a The Musculoskeletal Transplant Foundation, Inc.) (“MTF”). The Complaint alleges claims for breach of contract against the Company and tortious interference with contract against the Individual Defendants and MTF arising from the termination of the Professional Service Agreements, dated as of January 8, 2016, between the Company and each of the Plaintiffs. The Individual Defendants have been sued for actions taken by them in connection with their service to the Company as directors and/or officers of the Company. As such, the Company has certain indemnification obligations to the Individual Defendants. The Company and the Individual Defendants intend to vigorously defend against the allegations in the Complaint. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defence fees, a judgment or settlement of the matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market

Effective October 13, 2021, the Company’s common stock and warrants began to trade on The Nasdaq Capital Market under the symbols “BBLG” and “BBLGW”, respectively. Prior to October 13, 2021, the Company’s common stock traded on the OTCQB. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected. There is a limited public trading market for our securities.

All share and per share amounts and information presented herein have been retroactively adjusted for all periods presented to reflect the 1-for-2.5 reverse stock split effected October 12, 2021.

Common Stock
	High	Low
Fiscal Year 2020
First Quarter	$10.00	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$10.00	$7.50
Fourth Quarter	$18.75	$6.25

Fiscal Year 2021
First Quarter	$18.75	$18.75
Second Quarter	$18.75	$18.75
Third Quarter	$18.75	$18.75
Fourth Quarter	$18.75	$3.25

Holders

As of February 28, 2022, the Company had 25 stockholders of record holding 10,350,574 shares of the Company’s common stock outstanding, including 7,565,023 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various depository accounts, brokerage firms and clearing agencies.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	241,128	$32.76	318,872
Equity compensation plans not approved by security holders	-	-	-
Total	241,128	$32.76	318,872

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

	Year ended December 31, 2021	Year ended December 31, 2020	% Change
Operating expenses
Research and development	$82,044	$340,672	(75.92)%
General and administrative	1,019,432	484,342	110.48%

Total operating expenses	1,101,476	825,014	33.51%

Loss from operations	(1,101,476)	(825,014)	33.51%

Interest expense	(805,109)	(998,076)	(19.33)%

Gain on forgiveness of deferred compensation	297,500	-	100.00%

Loss before provision for income taxes	(1,609,085)	(1,823,090)	(11.74)%

Provision for income taxes	1,600	1,600	-%

Net loss	$(1,610,685)	$(1,824,690)	(11.73)%

Research and Development

Our research and development decreased from $340,672 during the year ended December 31, 2020 to $82,044 during the year ended December 31, 2021. The $258,628 decrease was due to curtailing of operations due to lack of necessary funds. The lack of capital occurring simultaneously during the COVID-19 pandemic caused a delay in R&D activities, and a scale back in all operations other than fund raising. As a result starting in 2020, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible. As a result, of the October 2021 Primary Offering we have resumed our research and development activities. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $484,342 during the year ended December 31, 2020 to $1,019,432 during the year ended December 31, 2021. The $535,090 increase was primarily due to resuming operations and bringing the Company’s filings current. The increase also includes the fair value, $207,035, of options granted to our new Directors consistent with our Director’s Compensation Policy.

Interest Expense

Our interest expense decreased from $998,076 for the year ended December 31, 2020 to $805,109 during the year ended December 31, 2021. The decrease of $192,967 resulted from the conversation of the outstanding debt in conjunction with the October 2021 Primary Offering.

Liquidity and Capital Resources

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2021 has incurred accumulated losses of approximately $70.5 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.5 million. The accompanying consolidated financial statements for the period ended December 31, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1,610,685, and used net cash in operating activities of $1,228,586 during the year ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On October 15, 2021, the Company completed a public offering (the “October 2021 Primary Offering”) of 1,510,455 units (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”), and one warrant (a “Public Warrant”) to purchase one share of Common Stock for $6.30 per share. The Units were sold at a price of $5.25 per Unit, generating net proceeds to the Company of $6,858,843. The Company granted to WallachBeth Capital LLC, the underwriter in the Offering a 45-day option to purchase up to 226,568 additional shares of Common Stock and/or 226,568 Public Warrants to cover over-allotments, if any. The underwriter has exercised its option with respect to the Warrants. WallachBeth also received 90,627 warrants as part of the October 2021 Primary Offering at an exercise price of $6.30 per common share representing 6% of the raise.

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 70% of our issued and outstanding shares of common stock. In connection with the October 2021 Primary Offering, Hankey Capital converted the outstanding convertible notes ($12,767,894 in principal amount and $2,054,041 of accrued interest) into 5,928,774 shares of our common stock and call collateral shares were cancelled. Representatives of Hankey Capital also currently serve as directors of the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

As of December 31, 2021 and 2020, we had cash of $6,675,365 and $-0-, respectively.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020:

Operating activities

During the year ended December 31, 2021 and 2020, cash used in operating activities was $1,228,586 and $426,933 respectively. Cash expenditures for the year ended December 31, 2021 increased primarily due to resuming operations, bringing the Company’s filings current and costs associated with the October 2021 Primary Offering.

Financing activities

During the year ended December 31, 2021, cash provided by financing activities of $7,903,951 resulted primarily from draws on our second and third credit facilities with Hankey Capital and the October 2021 Primary Offering which provided proceeds from sale of common stock units in public offering, net of offering costs of $6,858,843. During the year ended December 31, 2020, cash provided by financing activities of $402,788 primarily resulted from draws on our second credit facilities with Hankey Capital.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2021. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation assessment, we identified a material weakness in internal controls and procedures were not effective over financial reporting as of December 31, 2021 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During 2020, Bone Biologics had to curtail operations due to lack of necessary funds. The lack of capital occurring simultaneously during the COVID-19 pandemic has caused a scale back in operations. As a result, the company engaged in cost-cutting measures in an attempt to extend our cash resources as long as possible. We do not have sufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings. During the year ended December 31, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. As a result of the October 2021 Primary Offering, the Company engaged the current Chief Financial Officer on a full-time basis effective January 3, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of February 28, 2022:

Name	Age	Position
Jeffrey Frelick	57	Chief Executive Officer and President
Deina H. Walsh	57	Chief Financial Officer
Don Hankey	78	Chairman of the Board of Directors
Stephen R. LaNeve	61	Director
Bruce Stroever	70	Director
Erick Lucera	53	Director
Siddhesh Angle	37	Director

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

Don Hankey: Chairman of the Board of Directors

Mr. Hankey has served as Chairman of the Board of Directors since 2018. Mr. Hankey holds his BA and post-graduate work from the University of Southern California. At age 27, Mr. Hankey became Vice President of a major investment banking firm, which would later become part of USB Paine Weber. Mr. Hankey acquired Midway Ford in 1972 and founded Hankey Investment Company. During the 1980s, Mr. Hankey’s organization grew its portfolio and established a foothold in the financial services industry. Mr. Hankey has incorporated technology into every aspect of the Hankey Group of companies improving efficiencies and outcomes. Mr. Hankey has been the manager of Hankey Capital, LLC, since its formation in 2002. Given Mr. Hankey’s financial experience, the Company believes he is well qualified to serve as the Chairman of the Board of Directors.

Stephen R. LaNeve: Director

Mr. LaNeve has served on the Company’s Board of Directors since 2015 bringing thirty-five years of medical device experience. From 2019 to the present, Mr. La Neve has served as President of Global Medical’s (an orthopedic device company) international business. Previously, Mr. La Neve was Chief Executive Officer of the Company from 2015 to 2019. Mr. La Neve held leadership roles in the medical device and diagnostic segments which include: CEO and president of Etex Corporation; president of Becton Dickinson’s Pre-Analytical Systems business; president of Medtronic’s $3.5b Spine and Biologics business; and president of Medtronic’s then second largest country business unit, Medtronic Japan. He also served as senior vice president and executive vice president at Premier, one of the largest GPOs in the United States and ran the global Injection Systems business unit for Becton Dickinson. Additionally, Mr. LaNeve has held a number of commercial leadership roles at Becton Dickinson, Roche Diagnostics and E Merck Diagnostic Systems in sales, marketing, strategic planning and project management both in the US and outside the US. He serves on the board of directors for SkelRegen, LLC and Life Science Enterprise, and has served on the Board of Rapid Pathogen Screening, Inc. (RPS) up through its sale of the eye-care business. Mr. La Neve has consulted for private equity companies in the medical device area. Mr. LaNeve holds a B.S. in Health Planning and Administration from the Pennsylvania State University, an M.B.A. from West Chester University, and is a member of the Omicron Delta Epsilon honor society for academic excellence in economics. Given Mr. Laneve’s extensive experience in leadership roles in the biotech industry and the continuity he brings to the Board of Directors, we believe he is well qualified to serve as a member of the Board of Directors.

Bruce Stroever: Director

Mr. Stroever has served on Biologics board of directors since 2012, bringing forty years of product development and general management experience in the medical device and orthobiologics fields. Mr. Stroever most recently served as President and Chief Executive Officer at MTF until he retired in 2020 after 32 years of service. Under Mr. Stroever’s leadership, MTF grew to be the largest tissue bank in the world. From 1971 to 1988, Mr. Stroever held several positions with Ethicon, Inc., a Johnson & Johnson, Inc. subsidiary. Mr. Stroever served on the advisory board for the New Jersey Organ and Tissue Sharing Network. He was also elected to the Board of Governors of the American Association of Tissue Banks for a three-year term in 1999 and subsequently in 2012. He was a founding member of the Tissue Policy Group subsidiary of the AATB and served as its Chairman for two terms. Mr. Stroever received his B.E. in Mechanical/Chemical Engineering from Stevens Institute of Technology in 1972 and a Masters of Science in Bioengineering from Columbia University in 1977. Given Mr. Stroever’s educational background , his senior management experience in our industry and the continuity he brings to the Board of Directors, .we believe that Mr. Stroever is well qualified to serve as a member of the Board of Directors.

Erick Lucera: Director

Mr. Lucera’s appointment to the Board became effective upon completion of the October 2021 Primary Offering. From 2020 to the present, Mr. Lucera served as Chief Financial Officer of AVEO Oncology, a public biotech company. From 2016 to 2020, Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of VALERITAS, a publicly held medical device company. From 2017 to the present, Mr. Lucera has served as a member of the Board of Directors and Audit Chairman of Beyond Air, a publicly held medical device company. From 2015 to 2016, Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of VIVENTIA Bio, a privately held biotech company. From 2012 to 2015, Mr. Lucera served as Vice President, Corporate Development of Aratana Therepeutics, a publicly held biotech company. In 2012, Mr. Lucera served as Vice President, Corporate Development of Sunshine Heart, a publicly held medical device manufacturer. From 2008 to 2011, Mr. Lucera served as Vice President, Healthcare Analyst at Eaton Vance. From 2004 to 2008, he served as Portfolio Manager, Triathlon Life Sciences Fund. From 1995 to 2004, he served as Senior Vice President and Principal of Independence Investments, as head of healthcare research team. From 1990 to 1993, Mr. Lucera served as Staff Accountant at Price Waterhouse. Given Mr. Lucera’s extensive experience in strategic planning and finance, we believe that Mr. Lucera is well qualified to serve as a member of the Board of Directors.

Siddhesh (Sid) R. Angle: Director

Dr. Angle’s appointment to the Board became effective upon completion of October 2021 Offering. From 2018 to the present, Dr. Angle is Co-Founder, President and Chief Executive Officer of Regenosine, an early stage start-up for osteoarthritic disease. From 2021 to present, Dr. Angle also serves on the Executive Team of Vetosine, an animal health affiliate of Regenosine. From 2020 to 2021, Dr. Angle was Associate Director, Innovation Commercialization at NYU Langone. From 2017 to 2020, Dr. Angle was Program Manager, Innovation Commercialization at NYU Langone. From 2013 to 2017, Dr. Angle worked in various R&D capacities at Zimmer Biomet, culminating as R&D manager of global orthobiologics. From 2011 to 2013, Dr. Angle served as Research Scientist at Carnegie Mellon University. Given Mr. Angle’s extensive background in research and development, we believe that Mr. Angle is well qualified to serve as a member of the Board of Directors.

Director Terms; Qualifications

Members of our board of directors serve until the next annual meeting of stockholders, or until their successors have been duly elected.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the board of directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the board of directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.

Family Relationships

None.

Board of Directors and Corporate Governance

Our Board of Directors consists of five (5) members, consisting of Don Hankey, Bruce Stroever, Stephen R. LaNeve, Erick Lucera, and Sid Angle.

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee. The Board of Directors met or acted by written consent three times during 2021.

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

The Audit Committee consists of Bruce Stroever, Erick Lucera, and Sid Angle, with Mr. Lucera acting as Chairman and the Audit Committee financial expert. The Audit Committee met or acted by written consent once during 2021.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

The Compensation Committee consists of Bruce Stroever, Erick Lucera, and Sid Angle, with Mr. Stroever acting as Chairman. The Compensation Committee met or acted by written consent once during 2021.

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

The Nominating and Corporate Governance Committee consists of Bruce Stroever, Erick Lucera, and Sid Angle, with Dr. Angle acting as Chairman.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except Erick Lucera and Sid Angle each failed to file two reports of one transaction and Jeffrey Frelick and Deina Walsh each failed to file one report of one transaction.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by its named executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Deferred Compensation ($)(1)	All Other Compensation ($)	Total Compensation ($)

Jeffrey Frelick, Chief Executive Officer and President	2021	$245,000		$-	$-		$45,000		$290,000
	2020	$240,000		$-	$-		$60,000		$300,000

Deina Walsh, Chief Financial Officer(2)	2021	$-		$-	$-		$-	$21,100	$21,100
	2020	$-		$-	$-		$-	$-	$-

(1)	Pursuant to the October 2016 Note Purchase Agreement, the Company’s management had agreed to defer 20% of earned compensation. This stipulation was met with the closing of the October 2021 Primary Offering.
(2)	From June 28, 2019 through January 2, 2022, Ms. Deina Walsh, the Company’s Chief Financial Officer, was employed through an independent contractor agreement. On December 17, 2021, Bone Biologics Corporation entered into a revised employment agreement with Ms. Walsh to become full time. The employment agreement is effective January 3, 2022.

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

There was no bonus accrual during the year ended December 31, 2021 and 2020.

Stock Options: On January 1, 2022, Mr. Frelick received a stock option grant whereby he is entitled to 50,000 shares of Common Stock of the Company as of the date of the grant on the condition that i) the exercise price will be the current market price on the date of the grant; and ii) the options will be issued with a two-year maturity. Any portion of this stock option grant that is not exercised on the date of termination shall be forfeited on such date of termination except: (i) in the case of Termination by the Company Without Cause; and (ii) upon a Change in Control (as defined in the Equity Incentive Plan) of the Company. To allow Mr. Frelick to prevent or mitigate dilution of his equity interests in the Company, in connection with each financing, Mr. Frelick will be provided an opportunity to invest in the Company such that his interest, at his option, remains undiluted or partially diluted.

Deina H. Walsh, Chief Financial Officer:

Ms. Walsh was retained through an independent contractor agreement through December 31, 2021. On December 17, 2021, Bone Biologics Corporation entered into a revised Employment Agreement with Deina H. Walsh. The Employment Agreement is effective January 3, 2022.

Base Salary: Ms. Walsh’s base salary is $200,000.

Bonus: During each calendar year, Ms. Walsh shall be eligible to earn an annual target bonus of twenty-five percent (25%) of her base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the board of directors, or any compensation committee thereof, (after considering any input or recommendations from Ms. Walsh) within sixty (60) days following the beginning of each calendar year during Ms. Walsh’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Ms. Walsh must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than twenty-five percent (25%) of Ms. Walsh’s base salary.

Ms. Walsh received a stock option grant whereby she is entitled to 25,000 shares of Common Stock of the Company as of the date of the grant on the condition that i) the exercise price will be the current market price on the date of the grant; and ii) the options will be issued with a two-year maturity. Any portion of this stock option grant that is not exercised on the date of termination shall be forfeited on such date of termination except: (i) in the case of Termination by the Company Without Cause; and (ii) upon a Change in Control (as defined in the Equity Incentive Plan) of the Company. To allow Ms. Walsh to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, Ms. Walsh shall be provided an opportunity to invest in the Company such that her interest, at her option, remains undiluted or partially diluted.

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

Potential Payments upon Termination of Change in Control

None.

Changes to Potential Payments upon Termination of Change in Control

None.

Consulting Agreements for Executives

None other than noted above.

Grants of Plan-Based Awards

None.

Executives Outstanding Equity Awards at Fiscal Year End

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Frelick, Chief Operating Officer	May 27, 2020	26,915	-	-	$20.50	May 27, 2026	-	-	-	-
	December 28, 2015	104,060	-	-	$15.90	December 27, 2025	-	-	-	-
		-	-	-	-	-	-	-	7,739	$7,275

Director Compensation

The following table shows information regarding the compensation earned during the year ended December 31, 2021 by the members of our board of directors.

Name	Fees Earned or Paid in Cash	Option Awards	Share Awards	Total
Bruce Stroever	$7,500	$12,500	-	$20,000
Don Hankey(1)	-	-	-	-
Erick Lucera(3)	7,500	97,268	-	104,768
Sid Angle(3)	7,500	97,267	-	104,767
Stephen R. La Neve(1)	-	-	-	-
Bret Hankey(1)(2)	-	-	-	-

Total	$22,500	$207,035	$-	$229,535

(1)	Non-independent director. No compensation paid per our Non-Employee Director Compensation Policy.

(2)	Resigned effective October 12, 2021.

(3)	Appointed effective October 12, 2021.

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

(i) Initial Grant for New Directors. Without any further action of the Board, each person who, after the Effective Date, is elected or appointed for the first time to be a Non-Employee Director will automatically, upon the date of his or her initial election or appointment to be a Non-Employee Director, be granted a Nonstatutory Stock Option to purchase 20,000 shares of Common Stock (the “Initial Grant”), regardless of when such person is elected or appointed to the Board. Each Initial Grant will fully vest on the date of the annual meeting of the stockholders of the Company (“Annual Meeting”) next following the Initial Grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this prospectus by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors, executive officers and director nominees as a group. As of February 28, 2022, there were 10,350,574 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person currently owns or has the right to acquire within 60 days of the date of this prospectus. With respect to options and warrants, this would include options and warrants that are currently exercisable within 60 days. With respect to convertible securities, this would include securities that are currently convertible within 60 days.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Bone Biologics Corporation, 2 Burlington Woods Drive, Suite 100, Burlington, MA 01803.

Name of Beneficial Owner or Identity of Group	Title of Class	Shares(1)		Percentage

5% or greater stockholders:

Hankey Capital, LLC 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	7,519,991	(2)	69.5

Executive Officers and Directors:

Don R. Hankey 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	7,678,343	(2)(3)	70.9

Stephen LaNeve, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	-		-

Jeffrey Frelick, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	105,485	(4)	1.0

Deina H. Walsh, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	25,000	(5)	0.2

Bruce Stroever, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	2,949	(6)	0.0

Erick Lucera, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	22,949	(7)	0.2

Sid Angle, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	22,949	(8)	0.2

Total Officers and Directors as a Group (7 persons)	Common Stock	7,857,675	(9)	71.4

(1)	Based on 10,350,574 issued and outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable 60 days from our report date.

(2)	Consists of 7,043,801 shares and 476,190 shares issuable upon exercise of Public Warrants.

(3)	Mr. Hankey is the Manager of Hankey Capital. Mr. Hankey is the beneficial owner of 7,678,343 shares of the Company consisting of 7,043,801 shares owned by Hankey Capital, 126,656 shares owned by the Don Hankey Trust (the “Trust”) of which Mr. Hankey is the Trustee, 31,696 shares held by H&H Funding LLC of which Mr. Hankey is the sole manager and 476,190 shares issuable upon exercise of Public Warrants. The Trust owns 86.41% of Hankey Capital. Don Hankey is the manager of Hankey Capital.

(4)	Includes 102,389 shares underlying stock options exercisable within 60 days.

(5)	Includes 25,000 shares underlying stock options exercisable within 60 days.

(6)	Includes 2,949 shares underlying stock options exercisable within 60 days.

(7)	Includes 22,949 shares underlying stock options exercisable within 60 days.

(8)	Includes 22,949 shares underlying stock options exercisable within 60 days.

(9)	Consists of 7,205,249 shares, 476,190 shares issuable upon exercise of Public Warrants and 176,236 shares underlying stock options exercisable within 60 days.

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

Director Independence

Our Board of Directors consists of five (5) members: Don Hankey, Bruce Stroever, Stephen R. LaNeve, Erick Lucera and Sid Angle. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that Bruce Stroever, Erick Lucera, and Sid Angle qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2). Don Hankey would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the CEO and Chairman of the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company. Stephen R. La Neve would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because during the past three years he was the previous Chief Executive Officer of the Company. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table sets forth the aggregate fees billed to us during the years ended December 31, 2021 and 2020.

Audit Fees

	2021	2020
Weinberg & Company, P.A.	$107,801	$37,565

Audit Related Fees

There were no fees billed to the Company by Weinberg & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit related fees.

Tax Fees

There were no fees billed to the Company that are reasonably related to the performance of the tax preparation.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(i)	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1(ii)	Certificate of Amendment as filed with the Delaware Secretary of State on October 18, 2021 (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 000-53078, filed October 15, 2021)

3.1(iii)	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 000-53078, filed March 8, 2022)

4.1

Warrant Agent Agreement including Form of Warrant between the Company and Equiniti (incorporated herein by reference to Exhibit 10.42 to current report on Form S-1, File No. 000-53078, filed October 15, 2021)

10.1	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.2	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on October 24, 2014 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 30, 2014)

10.3	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital, LLC on May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 6, 2015)

10.4	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.2 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.5	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.6	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.7	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.8	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.9	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.10	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.11	Bone Biologics Corporation Convertible Secured Term Note issued to Hankey Capital on February 24, 2016 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.12	Note Purchase Agreement with Hankey Capital, LLC dated as of May 14, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.13	Bone Biologics Corporation Note issued to Hankey Capital, LLC (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed May 15, 2018)

10.14	Securities Purchase Agreement with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.15	Form of Convertible Secured Note (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.16	Second Amendment to Convertible Secured Term Note (October 24, 2014 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.17	Second Amendment to Convertible Secured Term Note (May 4, 2015 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.18	First Amendment to Convertible Secured Term Note (February 24, 2016 Note) with Hankey Capital, LLC dated as of June 11, 2018 (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed June 12, 2018)

10.19	Amendment to Securities Purchase Agreement dated as of July 16, 2018 between the Company and Hankey Capital. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 19, 2018)

10.20	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.21	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 16, 2019)

10.22	Independent Contractor Agreement dated as of June 28, 2019 between the Company and Stephen LaNeve. (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 28, 2019)

10.23	Note Purchase Agreement dated September 19, 2019 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2019)

10.24	Convertible Secured Term Note dated September 19, 2019 (incorporated herein by reference to Exhibit 10.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2019)

10.25	Amendment dated November 7, 2020 to the following Convertible Promissory Notes: (a) Note dated October 24, 2014, as amended, in the principal amount of 5,000,000; (b) Note dated May 24, 2015, as amended, in the principal amount of $2,000,000; (c) Note dated February 24, 2016 in the principal amount of $2,000,000; (d) Note dated March 19, 2019 in the principal amount of $2,000,000; and (e) Note dated September 19, 2010 in the principal amount of $1,100,000 (incorporated herein by reference to Exhibit 10.43 to current report on Form 10-K, File No. 000-53078, filed April 15, 2021)

10.26	First Amendment to the Amended and Restated License Agreement dated August 13, 2020 between the Company and the Regents of the University of California (incorporated herein by reference to Exhibit 10.40 to current report on Form S-1, File No. 000-53078, filed October 7, 2021)

10.27	Note Purchase Agreement dated June 2, 2021 between the Company and Hankey Capital, LLC (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed June 2, 2021)

10.28	Debt Conversion Agreement dated October 8, 2021 between the Company and Hankey Capital*

10.29	Employment Agreement dated December 17, 2021 between the Company and Deina Walsh (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed December 22, 2021)

10.30	Supply and Development Support Agreement dated March 3, 2022 between the Company and Musculoskeletal Transplant Foundation, Inc.*

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Weinberg & Company *

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2021.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2021.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2022	BONE BIOLOGICS CORPORATION

	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Frelick
Jeffrey Frelick	Chief Executive Officer (Principal Executive Officer)	March 15, 2022

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2022

/s/ Don R. Hankey
Don R. Hankey	Director	March 15, 2022

/s/ Bruce Stroever
Bruce Stroever	Director	March 15, 2022

/s/ Stephen R. LaNeve
Stephen R. LaNeve	Director	March 15, 2022

/s/ Erick Lucera
Erick Lucera	Director	March 15, 2022

/s/ Siddhesh Angle
Siddhesh Angle	Director	March 15, 2022

Bone Biologics Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2021 the Company incurred a net loss and utilized cash flows in operations, and has had recurring losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As described further in Note 3 to the consolidated financial statements, during the year ended December 31, 2021, a related party converted outstanding convertible notes and advances under secured credit facilities totaling, $12,767,894 in principal amount and $2,054,041 of accrued interest into shares of the Company’s common stock. In addition, 9,361,702 previously issued collateral shares were returned to the Company and cancelled.

We determined the conversion of the debt to equity is a critical audit matter due to the significance of the transaction to the Company’s balance sheet and due to the related party nature of the transaction. In turn, the auditing of the conversion transaction required a high degree of auditor judgement, subjectivity and effort in performing audit procedures and evaluating the results of those procedures.

Our audit procedures related to the Company’s accounting and disclosure of this matter included the following, among others:

●	We obtained an understanding of the related party involved in the transaction.
●	We obtained and examined all the agreements relating to the conversion of the debt to equity and the return of the cancelled shares.
●	We tested the conversion ratio to ensure it was consistent with the terms of the agreements.
●	We verified the cancellation of the shares through examination of transfer agent records.
●	We confirmed the cancellation of the debt and the collateral shares with the related party.
●	We read and evaluated management’s disclosure of the nature of the transaction and the identification as a related party transaction.

We have served as the Company’s auditor since 2017.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 15, 2022

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets

Current Assets
Cash	$6,675,365	$-

Total assets	$6,675,365	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Bank Overdraft	$-	$10,609
Accounts payable and accrued expenses	99,909	465,396
Current portion of notes payable – related party	-	11,712,179
Interest payable – related party	-	1,251,626
Deferred compensation	-	252,500

Total liabilities	99,909	13,692,310

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 10,350,574 and 12,273,036 shares issued and outstanding at December 31, 2021 and 2020, respectively	10,350	12,273
Additional paid-in capital	77,040,713	55,160,339
Accumulated deficit	(70,475,607)	(68,864,922)

Total stockholders’ equity (deficit)	6,575,456	(13,692,310)

Total liabilities and stockholders’ equity	$6,675,365	$-

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	82,044	340,672
General and administrative	1,019,432	484,342

Total operating expenses	1,101,476	825,014

Loss from operations	(1,101,476)	(825,014)

Other income (expenses)
Interest expense - related party	(805,109)	(998,076)
Gain on forgiveness of deferred compensation	297,500	-
Total other income (expenses)	(507,609)	(998,076)

Loss before provision for income taxes	(1,609,085)	(1,823,090)

Provision for income taxes	1,600	1,600

Net loss	$(1,610,685)	$(1,824,690)

Weighted average shares outstanding - basic and diluted	4,541,861	2,911,333

Loss per share - basic and diluted	$(0.35)	$(0.63)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	12,273,036	$12,273	$55,160,339	$(67,040,232)	$(11,867,620)

Net Loss	-	-	-	(1,824,690)	(1,824,690)

Balance at December 31, 2020	12,273,036	12,273	55,160,339	(68,864,922)	(13,692,310)

Fair value of vested stock options issued to employees and Directors	-	-	207,035	-	207,035

Proceeds from sale of common stock units in public offering, net of offering costs $1,073,311	1,510,455	1,510	6,857,333	-	6,858,843

Shares issued upon debt and accrued interest conversion	5,928,774	5,929	14,816,006	-	14,821,935

Cancellation of collateral shares upon debt conversion	(9,361,702)	(9,362)	-	-	(9,362)

Share adjustment for stock split rounding	11	-	-	-	-

Net Loss	-	-	-	(1,610,685)	(1,610,685)

Balance at December 31, 2021	10,350,574	$10,350	$77,040,713	$(70,475,607)	$6,575,456

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020

Cash flows from operating activities
Net loss	$(1,610,685)	$(1,824,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	207,035	-
Interest payable – related party	793,051	998,075
Gain on forgiveness of deferred compensation	(297,500)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	6,682
Accounts payable and accrued expenses	(365,487)	333,000
Deferred compensation	45,000	60,000

Net cash used in operating activities	(1,228,586)	(426,933)

Cash flows from financing activities
Bank Overdraft	(10,609)	10,609
Proceeds from sale of common stock units in public offering, net of offering costs	6,858,843	-
Proceeds from credit facilities – related party	1,055,717	392,179

Net cash provided by financing activities	7,903,951	402,788

Net Increase (decrease) in cash	6,675,365	(24,145)

Cash, beginning of year	-	24,145
Cash, end of year	$6,675,365	$-

Supplemental information
Interest paid - related party	$12,059	$-
Income taxes paid	$-	$-

Non-cash financing activities
Common shares issued upon conversion of Related Party Notes Payable and credit facilities	$14,821,935	$-

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

On October 12, 2021, an amendment to our certificate of incorporation for a reverse split of the Company’s outstanding common stock at a ratio of 1 for 2.5 became effective. On June 24, 2021, our board of directors authorized the amendment which became effective upon distribution to the stockholders of the Company and in conjunction with the Company’s Common Stock being listed on the Nasdaq Capital Market. Our common stock became listed on the Nasdaq Capital Market on October 13, 2021. All share and per share amounts have been retro-actively restated as of the reverse split occurred at the beginning of the earliest period presented.

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2021 has incurred accumulated losses of approximately $70.5 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.5 million. The accompanying consolidated financial statements for the year ended December 31, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1,610,685, and used net cash in operating activities of $1,228,586 during the year ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 15, 2021, the Company completed a public offering (the “October 2021 Primary Offering”) of 1,510,455 units (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”), and one warrant (a “Warrant”) to purchase one share of Common Stock for $6.30 per share. The Units were sold at a price of $5.25 per Unit, generating net proceeds to the Company of $6,858,843. The Company granted to WallachBeth Capital LLC, the underwriter in the Offering, a 45-day option to purchase up to 226,568 additional shares of Common Stock and/or 226,568 Warrants to cover over-allotments, if any. The underwriter has exercised its option with respect to the Warrants. WallachBeth also received 90,627 warrants as part of the October 2021 Primary Offering at an exercise price of $6.30 per common share representing 6% of the raise.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 70% of our issued and outstanding shares of common stock. In connection with the October 2021 Primary Offering, Hankey Capital converted all the outstanding convertible notes ($12,767,894 in principal amount and $2,054,041 of accrued interest) into shares of our common stock. However, no assurance can be given that any future financing from Hankey Capital will be available or, if available, that it will be on terms that are satisfactory to the Company. In the absence of financing from other sources, the inability to obtain additional financing from Hankey Capital will result in the scaling back or discontinuance of our product development programs or operations entirely.

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

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

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

The accounting provisions related to uncertain income tax positions require the Company to determine whether any tax position in all open years meets a more likely than not threshold of being sustained upon examination by the applicable taxing authority. The Company did not have any changes to its liability for uncertain tax positions as at December 31, 2021 and 2020.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of December 31, 2021 and 2020.

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

In the event of an uncured event of default, the Company will record a charge to operations to recognize that the collateral shares are no longer owned or controlled by the Company, and such prospective charge to operations would be based on the fair market value of the collateral shares at that time, and which would be classified as a cost of debt capital and recognized as a charge to operations. As of December 31, 2021, all previously issued collateral shares have been returned to the common.

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Shares issued for collateral for outstanding loans of -0- and 9,361,702 at December 31, 2021 and 2020, respectively are excluded from weighted average shares outstanding. All collateral shares were returned and cancelled on October 13, 2021 when the outstanding debt was converted. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the years ended 2021 and 2020, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Warrants	1,827,650	91,841
Stock options	241,128	226,418
Convertible promissory notes	-	4,684,872
	2,068,778	5,003,131

New Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted. We early adopted ASU 2020-06 on January 1, 2021, using the modified retrospective approach. Adoption of the new standard did not affect any previously reported amounts.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Notes Payable - Related Party

Hankey Capital LLC (Hankey Capital)

Hankey Capital held certain convertible notes of the Company as discussed below. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, was a non-independent board member through October 13, 2021. The Hankey Group is an affiliate of Hankey Capital.

Prior to January 1, 2019, the Company issued three convertible promissory notes in the aggregate amount of $9,000,000 to Hankey Capital. The Convertible Notes were to mature on December 31, 2021 and bear interest at an annual rate of interest of the “prime rate” plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. Prior to the Maturity Date, Hankey Capital has a right, in its sole discretion, to convert the Convertible Notes into shares of the Company’s Common Stock, at a conversion rate equal to $1.00 per share. As of December 31, 2020, $9,000,000 was outstanding under these convertible notes. The notes were secured by 7,659,574 collateral shares.

The Company and Hankey Capital entered into agreements under which Hankey Capital provided credit facilities in an aggregate amount of $3,800,000 to the Company to be drawn down by the Company upon notice to Hankey Capital. The credit facility is evidenced by a convertible secured note convertible prior to the maturity date at $1.00 per share. All personal property and assets of the Company secure the note. The draws bear interest at an annual rate of interest at the “prime rate” (as quoted in the “Money Rates” section of The Wall Street Journal) plus 4.0%, with a minimum rate of 8.5% per annum until maturity, with interest payable monthly in arrears. At December 31, 2020, the Company had been advanced $2,712,179 under the facilities. During the year ended December 31, 2021, the Company had made additional borrowings of $1,055,715. The notes were secured by 1,702,128 collateral shares

In connection with the October 2021 Primary Offering, Hankey Capital converted all the outstanding convertible notes and advances under the secured credit facilities ($12,767,894 in principal amount and $2,054,041 of accrued interest) into shares of our common stock. In addition, 9,361,702 collateral shares were returned to the Company and cancelled and the par value of the share has been offset to Capital.

Note Type	Issue Date	Maturity Date	Interest Rate	December 31, 2021	December 31, 2020

First Secured Convertible Note	10/24/14	12/31/21	8.5%	$-	$5,000,000

Second Secured Convertible Note	5/4/15	12/31/21	8.5%	-	2,000,000

Third Secured Convertible Note	2/24/16	12/31/21	8.5%	-	2,000,000

First Credit Facility	7/24/18	12/31/21	8.5%	-	2,000,000

Second Credit Facility	9/19/19	12/31/21	8.5%	-	712,179
Notes payable				$-	$11,712,179

Interest payable – related party on the above notes was $-0- and $1,251,626 as December 31, 2021 and 2020, respectively. Interest expense on the above notes was $805,109 and $998,076 during the years ended December 31, 2021 and 2020.

4. Stockholders’ Deficit

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2021 and 2020, the Company had an aggregate of 10,350,574 and 12,273,036 shares of common stock outstanding, respectively.

2021

On October 15, 2021, the Company completed a public offering (the “October 2021 Primary Offering”) of 1,510,455 units (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”), and one warrant (a “Warrant”) to purchase one share of Common Stock for $6.30 per share. The Units were sold at a price of $5.25 per Unit, generating net proceeds to the Company of $6,858,843. The Company granted to WallachBeth Capital LLC, the underwriter in the Offering, a 45-day option to purchase up to 226,568 additional shares of Common Stock and/or 226,568 Warrants to cover over-allotments, if any. The underwriter has exercised its option with respect to the Warrants. WallachBeth also received 90,627 warrants as part of the October 2021 Primary Offering at an exercise price of $6.30 per common share representing 6% of the raise.

During October 2021, Hankey Capital converted all the outstanding convertible notes in accordance with the original term of the note agreements ($12,767,894 in principal amount and $2,054,041 of accrued interest) into 5,928,774 shares of our common stock and 9,361,702 collateral shares cancelled.

2020

During the year ended December 31, 2020 there were no shares issued.

Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2021 and 2020 are presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2019	204,855	$12.64	1.40
Granted – 2020	-	-	-
Forfeited/Expired – 2020	(113,014)	-	-
Exercised – 2020	-	-	-
Outstanding as of December 31, 2020	91,841	$14.88	0.34
Granted – 2021	1,827,650	6.30	5.00
Forfeited/Expired – 2021	(91,841)	-	-
Exercised – 2021	-	-	-
Outstanding as of December 31, 2021	1,827,650	$6.30	4.79

As of December 31, 2021, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$6.30	1,737,023	October 13, 2026
October 2021	$6.30	90,627	October 13, 2026

Total outstanding warrants at December 31, 2021		1,827,650

Based on a fair market value of $3.52 per share on December 31, 2021, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2021.

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

A summary of stock option activity for the years ended December 31, 2021 and 2020 are presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	226,418	$41.08	6.56	$-
Granted – 2020	-	-	-	-
Forfeited/Expired – 2020	-	-	-	-
Exercised – 2020	-	-	-	-
Outstanding as of December 31, 2020	226,418	$37.00	4.65	$-
Granted – 2021	48,847	4.24	10.00	-
Forfeited/Expired – 2021	(34,137)	40.48	-	-
Exercised – 2021	-	-	-	-
Outstanding as of December 31, 2021	241,128	$32.76	5.43	$-

As of December 31, 2021, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$39.75	41,624	December 27, 2025
September 2015	$39.75	8,000	December 27, 2025
November 2015	$39.75	48,986	December 27, 2025
December 2015	$39.75	2,228	December 27, 2025
January 2016	$39.75	51,032	January 9, 2026
May 2016	$51.25	10,766	May 26, 2026
September 2016	$51.25	3,973	May 31, 2026
January 2017	$51.25	2,142	January 1, 2027
January 2018	$49.25	1,566	January 1, 2028
January 2019	$2.35	21,964	January 1, 2029
October 2021	$5.25	48,847	October 26, 2031

Total outstanding options at December 31, 2021		241,128

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There were no options exercised during the years ended December 31, 2021 and 2020, respectively.

There were 48,847 options granted to employees and Directors with a fair value of $207,035 the year ended December 31, 2021. There were no options granted during the year ended December 31, 2020. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the years ended December 31, 2021 and 2020, the Company had stock-based compensation expense of $207,035 and $-0-, respectively, related to the vesting of stock options granted to the Company’s employees, directors, and consultants included in our reported net loss. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Risk free interest rate	1.21%	-%
Expected life (in years)	2 - 10	-
Expected Volatility	113.93%	-%
Expected dividend yield	0%	0%

6. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2021	December 31, 2020

Current:
Federal	$-	$-
State	1,600	1,600

Total current	1,600	1,600

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$1,600	$1,600

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2021	December 31, 2020

Deferred tax assets
Net operating losses	$9,189,000	$8,749,000
Accrued expenses	693,000	693,000
R&D credits	624,000	619,000
Stock compensation	8,287,000	8,287,000

Total	18,793,000	18,348,000

Less: Valuation allowance	(18,793,000)	(18,348,000)

	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2021 and 2020 were approximately $29,662,000 and $29,860,000, respectively, and will begin to expire in 2027 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $18,793,000 at December 31, 2021. The net change in the valuation allowance for the year ended December 31, 2021 was $445,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.2%	6.9%
Nondeductible permanent items	(0.1)%	(0.2)%
Deferred tax rate change	-%	-%
Research and development credit	0.3%	1.2%
Change in valuation allowance	(27.4)%	(28.9)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2021 and 2020. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company files tax returns for U.S. Federal, State of Massachusetts, and State of California. The Company is not currently subject to any income tax examinations. Since the Company’s inception, the Company had incurred losses from operations, which generally allows all tax years to remain open.

7. Related Party Transactions

Hankey Capital LLC (Hankey Capital)

Hankey Capital held certain convertible notes of the Company as discussed in Note 3. Don Hankey, the CEO and Chairman of Hankey Group, is our non-independent Chairman of the Board and a significant shareholder. Bret Hankey, the president of Hankey Capital, was a non-independent board member through October 13, 2021. The Hankey Group is an affiliate of Hankey Capital.

8. Deferred Compensation

Pursuant to an October 2016 Note Purchase Agreement, the Company’s management had agreed to defer 20% of earned compensation until at least $5,000,000 has been received in cumulative funding from non-current stockholders. As of December 31, 2020, deferred compensation was $252,500. During the year ended December 31, 2021, and additional $45,000 of compensation was deferred under this agreement. In October 2021, the outstanding amount of deferred compensation of $297,500 was forgiven by the employee due to funding limitations for product development, and a gain on forgiveness of deferred compensation of $297,500 was recognized for the year ended December 31, 2021.

As of December 31, 2021 and 2020, deferred compensation was $-0- and $252,500, respectively.

9. Commitments and Contingencies

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

As of December 31, 2021, none of the above milestones has been met.

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

On August 13, 2020 the Company and UCLA TDG entered into a First Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones were updated to better reflect delays caused by the COVID-19 Pandemic and to address the Company’s failure to pay certain amounts with regard to patent prosecution, cost reimbursement, maintenance fees, and late fees, and in connection therewith, a revised payment schedule was set forth.

On June 30, 2021 the Company and UCLA TDG entered into a Second Amendment to the Amended and Restated License Agreement pursuant to which the due dates for certain Development Milestones was updated to better reflect delays caused by the COVID-19 Pandemic.

Payments to UCLA TDG under the Restated License Agreement for the years ended December 31, 2021 and 2020 were $45,500 and $102,293, respectively.

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

10. Subsequent Events

On December 17, 2021, Bone Biologics Corporation (the “Company”) entered into a revised Employment Agreement (the “Employment Agreement”) with Deina H. Walsh, the Company’s Chief Financial Officer (“CFO) and principal accounting officer. The Employment Agreement is effective January 3, 2022. Ms. Walsh has served as the Company’s CFO since November 4, 2014.

Under the terms of the Employment Agreement, Ms. Walsh will serve as the Company’s CFO at-will and not for any specified period and may be terminated at any time with or without cause. Her base salary will be $200,000. During each calendar year beginning in 2022, Ms. Walsh shall be eligible to earn an annual target bonus of twenty-five percent (25%) of her base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the board of directors, or any compensation committee thereof, (after considering any input or recommendations from Ms. Walsh) within sixty (60) days following the beginning of each calendar year during Ms. Walsh’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved, and Ms. Walsh must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than twenty-five percent (25%) of Ms. Walsh’s base salary.

Ms. Walsh will receive a stock option grant whereby she is entitled to 25,000 shares of Common Stock of the Company as of the date of the grant on the condition that i) the exercise price will be the current market price on the date of the grant; and ii) the options will be issued with a two-year maturity. Any portion of this stock option grant that is not exercised on the date of termination shall be forfeited on such date of termination except: (i) in the case of Termination by the Company Without Cause; and (ii) upon a Change in Control (as defined in the Equity Incentive Plan) of the Company. To allow Ms. Walsh to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, Ms. Walsh shall be provided an opportunity to invest in the Company such that her interest, at her option, remains undiluted or partially diluted.

On January 1, 2022, Mr. Frelick received a stock option grant whereby he is entitled to 50,000 shares of Common Stock of the Company as of the date of the grant on the condition that i) the exercise price will be the current market price on the date of the grant; and ii) the options will be issued with a two-year maturity. Any portion of this stock option grant that is not exercised on the date of termination shall be forfeited on such date of termination except: (i) in the case of Termination by the Company Without Cause; and (ii) upon a Change in Control (as defined in the Equity Incentive Plan) of the Company. To allow Mr. Frelick to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, Mr. Frelick shall be provided an opportunity to invest in the Company such that her interest, at her option, remains undiluted or partially diluted.

On March 3, 2022, Bone Biologics Corporation (the “Company”) entered into a Supply and Development Support Agreement (the “Agreement”) with Musculoskeletal Transplant Foundation, Inc. (“MTF”). Under the Agreement, MTF agrees to be the exclusive supplier of demineralized bone matrix (“DBM”) to the Company for use with Nell-1 and MTF will provide reasonable development support to the Company for the development of Nell-1 with DBM as a carrier.

The Agreement is in effect for a period of five years and may be extended for one (1) or more years upon mutual agreement of the Company and MTF.

The Agreement also includes provisions relating to, among others, delivery, inspection procedures, warranties, quality management, compliance, forecasts, intellectual property rights, indemnification, and confidentiality.

