Form 10-Q
period 2022-03-31
Bone Biologics Corp
filed 2022-05-13
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

☐ Yes ☒ No

As of May 10, 2022, there were 10,350,579 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets

Current assets
Cash	$5,814,586	$6,675,365
Prepaid expenses	279,128	-

Total assets	$6,093,714	$6,675,365

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$54,913	$99,909

Total liabilities	54,913	99,909

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 10,350,579 and 10,350,574 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10,350	10,350
Additional paid-in capital	77,193,557	77,040,713
Accumulated deficit	(71,165,106)	(70,475,607)

Total stockholders’ equity	6,038,801	6,575,456

Total liabilities and stockholders’ equity	$6,093,714	$6,675,365

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	36,400	45,500
General and administrative	620,022	135,424

Total operating expenses	656,422	180,924

Loss from operations	(656,422)	(180,924)

Interest expense – related party	-	(250,823)

Loss before provision for income taxes	(656,422)	(431,747)

Provision for income taxes	33,077	-

Net Loss	$(689,499)	$(431,747)

Weighted average shares outstanding – basic and diluted	10,350,579	2,911,333

Net Loss per share – basic and diluted	$(0.07)	$(0.15)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2021	10,350,574	$10,350	$77,040,713	$(70,475,607)	$6,575,456

Fair value of vested stock options issued to employees and directors	-	-	152,844	-	152,844

Share adjustment for October 2021 stock split rounding	5	-	-	-	-

Net Loss	-	-	-	(689,499)	(689,499)

Balance at March 31, 2022	10,350,579	$10,350	$77,193,557	$(71,165,106)	$6,038,801

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Deficit

For the Three Months ended March 31, 2021

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	12,273,036	$12,273	$55,160,339	$(68,864,922)	$(13,692,310)

Net Loss	-	-	-	(431,747)	(431,747)

Balance at March 31, 2021	12,273,036	$12,273	$55,160,339	$(69,296,669)	$(14,124,057)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(689,499)	$(431,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	152,844	-
Interest payable – related party	-	250,823
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(279,128)	-
Accounts payable and accrued expenses	(44,996)	37,941
Deferred compensation	-	15,000

Net cash used in operating activities	(860,779)	(127,983)

Cash flows from financing activities
Bank overdraft	-	(10,609)
Proceeds from credit facilities – related party	-	209,757

Net cash provided by financing activities	-	199,148

Net increase (decrease) in cash	(860,779)	71,165

Cash, beginning of period	6,675,365	-
Cash, end of period	$5,814,586	$71,165

Supplemental information
Interest paid - related party	$-	$-
Income taxes paid	$33,077	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2022

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to March 31, 2022 has incurred accumulated losses of approximately $71.1 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.5 million. The accompanying consolidated financial statements for the three months ended March 31, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $689,499, and used net cash in operating activities of $860,779 during the three months ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 15, 2021, the Company completed a public offering generating net proceeds to the Company of $6,858,843.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022 (the “2021 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 and notes thereto included in the 2021 Annual Report.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2022 or for any other period.

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

Fair Value of Financial Instruments

The Company’s consolidated financial instruments are cash and accounts payable. The recorded values of cash and accounts payable approximate their values based on their short-term nature.

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

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Shares issued for collateral for outstanding loans of -0- and 9,361,702 at March 31, 2022 and 2021, respectively are excluded from weighted average shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the period ended March 31, 2022 and 2021, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2022 and 2021:

	March 31,
	2022	2021
Warrants	1,827,650	33,303
Stock options	342,294	192,281
Convertible promissory notes	-	4,768,774
	2,169,944	4,994,358

New Accounting Standards

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 10,350,579 and 10,350,574 shares of common stock outstanding, respectively.

Common Stock Warrants

A summary of warrant activity for the period ended March 31, 2022 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2021	1,827,650	$6.30	4.79
Granted – 2022	-	-	-
Forfeited/Expired – 2022	-	-	-
Exercised – 2022	-	-	-
Outstanding as of March 31, 2022	1,827,650	$6.30	4.54

As of March 31, 2022, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$6.30	1,737,023	October 13, 2026
October 2021	$6.30	90,627	October 13, 2026

Total outstanding warrants at March 31, 2022		1,827,650

Based on a fair market value of $2.78 per share on March 31, 2022, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2022.

4. Stock-based Compensation

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

A summary of stock option activity for the period ended March 31, 2022, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2021	241,128	$32.76	5.43	$9,445
Granted – 2022	101,166	3.67	4.07	-
Forfeited/Expired – 2022	-	-	-	-
Exercised – 2022	-	-	-	-
Outstanding as of March 31, 2022	342,294	$24.16	5.05	$9,445

As of March 31, 2022, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$39.75	41,624	December 27, 2025
September 2015	$39.75	8,000	December 27, 2025
November 2015	$39.75	48,986	December 27, 2025
December 2015	$39.75	2,228	December 27, 2025
January 2016	$39.75	51,032	January 9, 2026
May 2016	$51.25	10,766	May 26, 2026
September 2016	$51.25	3,973	May 31, 2026
January 2017	$51.25	2,142	January 1, 2027
January 2018	$49.25	1,566	January 1, 2028
January 2019	$2.35	21,964	January 1, 2029
October 2021	$5.25	48,847	October 26, 2031
January 2022	$3.52	26,166	January 1, 2032
January 2022	$3.72	50,000	January 1, 2024
January 2022	$3.72	25,000	January 3, 2024

Total outstanding options at March 31, 2022		342,294

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and none cancelled during the period ended March 31, 2022.

There were 101,166 options granted during the period ended March 31, 2022 with a fair value of $171,592. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the period ended March 31, 2022 and 2021, the Company had stock-based compensation expense of $152,844 and $-0-, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the periods ended March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
Risk free interest rate	0.39% - 1.279%	-%
Expected life (in years)	1.00 - 5.37	-
Expected Volatility	96.24% - 112.54%	-%
Expected dividend yield	-%	-%

A summary of the changes in the Company’s non-vested options during the period ended March 31, 2022, is as follows:

	Number of Non-vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2021	-	$-
Granted in 2022	101,166	$1.77
Forfeited in 2022	-	$-
Vested in 2022	(88,083)	$1.60
Non-vested at March 31, 2022	13,083	$2.87
Exercisable at March 31, 2022	329,211	$22.57
Outstanding at March 31, 2022	342,294	$21.81

As of March 31, 2022, total unrecognized compensation cost related to unvested stock options was $18,748. The cost is expected to be recognized over a weighted average period of 0.25 years.

5. Commitments and Contingencies

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

Payments to UCLA TDG under the Amended License Agreement for the three months ended March 31, 2022 and 2021 were $10,000 and $45,500, respectively.

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

6. Subsequent Events

The Company has evaluated subsequent events through May 13, 2022, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2021 and 2020 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021, with the SEC on March 15, 2022. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

Three Months ended March 31, 2022 compared to the Three Months ended March 31, 2021

	Three-months ended March 31, 2022	Three-months ended March 31, 2021	% Change
Operating expenses
Research and development	$36,400	$45,500	(20.00)%
General and administrative	620,022	135,424	357.84%

Total operating expenses	656,422	180,924	262.82%

Loss from operations	(656,422)	(180,924)	262.82%

Interest expense, related party	-	(250,823)	(100.00)%

Provision for income taxes	33,077	-	100.00%

Net loss	$(689,499)	$(431,747)	59.70%

Research and Development

Our research and development decreased from $45,500 during the three months ended March 31, 2021 to $36,400 during the three months ended March 31, 2022. We continue to implement research activities after curtailing our operations during 2021. We will incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $135,424 during the three months ended March 31, 2021 to $620,022 during the three months ended March 31, 2022. The $484,598 increase was due to resuming operations in 2022. Significant expenses incurred during 2022 were Directors and Officers insurance, directors’ compensation and the revised CFO employment agreement for full-time services. During the three month period ended March 31, 2022, we engaged the services of an investor relations firm. We also incurred stock based compensation expense for our directors and management team totalling $152,844.

Interest Expense

Our interest expense decreased from $250,823 for the three months ended March 31, 2021 to $-0- during the three months ended March 31, 2022. All the outstanding convertible notes were converted in October 2021.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to March 31, 2022 has incurred accumulated losses of approximately $71.1 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBX®. Operating expenditures for the next twelve months are estimated at $6.5 million. The accompanying consolidated financial statements for the three months ended March 31, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $689,499, and used net cash in operating activities of $860,779 during the three months ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 15, 2021, the Company completed a public offering generating net proceeds to the Company of $6,858,843.

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

As of March 31, 2022 and December 31, 2021, we had cash of $5,814,586 and $6,675,365, respectively.

We anticipate that it will require approximately $10 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

Cash Flows

Operating activities

During the three months ended March 31, 2022 and 2021, cash used in operating activities was $860,779 and $127,983, respectively. Cash expenditures for the three months ended March 31, 2022 increased primarily due to Directors and Officers insurance, directors’ compensation and the revised CFO employment agreement for full-time services.

Financing activities

During the three months ended March 31, 2022, there were no financing activities. During the three months ended March 31, 2021, cash provided by financing activities of $199,148 resulted from draws on our second credit facility with Hankey Capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2022. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

As of March 31, 2022, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Controls

During the quarter ended March 31, 2022, the Company entered into a revised Employment Agreement (the “Employment Agreement”) with Deina H. Walsh, the Company’s Chief Financial Officer (“CFO”) and principal accounting officer. The Employment Agreement was effective January 3, 2022. Full-time services of our CFO will address the material weakness regarding insufficient staffing for the preparation and review procedures of the Company’s financial statements and required SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(iii)	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 000-53078, filed March 8, 2022)

10.10	Supply and Development Support Agreement dated March 3, 2022 between the Company and Musculoskeletal Transplant Foundation, Inc. (incorporated herein by reference to Exhibit 10.30 to current report on Form 10-K, File No. 000-53078, filed March 15, 2022)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2022.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2022.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 13, 2022	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

