Form 10-Q
period 2022-06-30
Bone Biologics Corp
filed 2022-08-11
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐ Yes ☒ No

As of August 11, 2022, there were 10,350,579 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, inflation, rising interest rates, governmental responses there to and possible recession caused thereby, obtaining Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets

Current assets
Cash	$5,454,522	$6,675,365
Prepaid expenses	204,359	-

Total assets	$5,658,881	$6,675,365

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$70,636	$99,909

Total liabilities	70,636	99,909

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 10,350,579 and 10,350,574 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10,350	10,350
Additional paid-in capital	77,212,305	77,040,713
Accumulated deficit	(71,634,410)	(70,475,607)

Total stockholders’ equity	5,588,245	6,575,456

Total liabilities and stockholders’ equity	$5,658,881	$6,675,365

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	17,600	2,016	54,000	47,516
General and administrative	451,704	229,865	1,103,203	365,289

Total operating expenses	469,304	231,881	1,157,203	412,805

Loss from operations	(469,304)	(231,881)	(1,157,203)	(412,805)

Other expenses
Interest expense, net – related party	-	(260,017)	-	(510,840)

Loss before provision for income taxes	(469,304)	(491,898)	(1,157,203)	(923,645)

Provision for income taxes	-	-	1,600	-

Net Loss	$(469,304)	$(491,898)	$(1,158,803)	$(923,645)

Weighted average shares outstanding – basic and diluted	10,350,579	2,911,333	10,350,579	2,911,333

Loss per share – basic and diluted	$(0.05)	$(0.17)	$(0.11)	$(0.32)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	10,350,574	$10,350	$77,040,713	$(70,475,607)	$6,575,456

Fair value of vested stock options issued to employees and directors	-	-	152,844	-	152,844

Share adjustment for October 2021 stock split rounding	5	-	-	-	-

Net Loss	-	-	-	(689,499)	(689,499)

Balance at March 31, 2022	10,350,579	10,350	77,193,557	(71,165,106)	6,038,801

Fair value of vested stock options issued to employees and directors	-	-	18,748	-	18,748

Net Loss	-	-	-	(469,304)	(469,304)

Balance at June 30, 2022	10,350,579	$10,350	$77,212,305	$(71,634,410)	$5,588,245

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2021

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	12,273,036	$12,273	$55,160,339	$(68,864,922)	$(13,692,310)

Net Loss	-	-	-	(431,747)	(431,747)

Balance at March 31, 2021	12,273,036	12,273	55,160,339	(69,296,669)	(14,124,057)

Net Loss	-	-	-	(491,898)	(491,898)

Balance at June 30, 2021	12,273,036	$12,273	$55,160,339	$(69,788,567)	$(14,615,955)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,158,803)	$(923,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	171,592	-
Interest payable – related party	-	510,840
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(204,359)	-
Accounts payable and accrued expenses	(29,273)	(381,159)
Deferred compensation	-	30,000

Net cash used in operating activities	(1,220,843)	(763,964)

Cash flows from financing activities
Bank overdraft	-	(10,609)
Proceeds from credit facilities – related party	-	779,011

Net cash provided by financing activities	-	768,402

Net increase (decrease) in cash	(1,220,843)	4,438

Cash, beginning of period	6,675,365	-
Cash, end of period	$5,454,522	$4,438

Supplemental information
Interest paid - related party	$-	$-
Income taxes paid	$1,600	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2022 and 2021

(unaudited)

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

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBM. The NELL-1/DBM combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform, has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBM will be classified as a combination product with a device lead.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to June 30, 2022 has incurred accumulated losses of approximately $71.6 million. The Company will continue to incur significant expenses for development activities for its product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $9.5 million. The accompanying consolidated financial statements for the six months ended June 30, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1,158,803, and used net cash in operating activities of $1,220,843 during the six months ended June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2022 or for any other period.

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

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials will be conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations which will be conducting the clinical trials for the Company are that such clinical trials are being delayed or extended for several months as a result of the coronavirus pandemic.

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

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Shares issued for collateral for outstanding loans of -0- and 9,361,702 at June 30, 2022 and 2021, respectively are excluded from weighted average shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the period ended June 30, 2022 and 2021, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of June 30, 2022 and 2021:

	June 30,
	2022	2021
Warrants	1,827,650	33,304
Stock options	342,294	192,281
Convertible promissory notes	-	4,996,476
	2,169,944	5,222,061

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 10,350,579 and 10,350,574 shares of common stock outstanding, respectively.

Common Stock Warrants

A summary of warrant activity for the period ended June 30, 2022 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
Subject to Exercise	Warrants	Price	Life (Years)
Outstanding as of December 31, 2021	1,827,650	$6.30	4.79
Granted – 2022	-	-	-
Forfeited/Expired – 2022	-	-	-
Exercised – 2022	-	-	-
Outstanding as of June 30, 2022	1,827,650	$6.30	4.29

As of June 30, 2022, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$6.30	1,737,023	October 13, 2026
October 2021	$6.30	90,627	October 13, 2026

Total outstanding warrants at June 30, 2022		1,827,650

Based on a fair market value of $1.40 per share on June 30, 2022, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2022.

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

A summary of stock option activity for the period ended June 30, 2022, is presented below:

	Number of	Weighted Average Exercise	Weighted Average	Aggregate Intrinsic
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of December 31, 2021	241,128	$32.76	5.43	$9,445
Granted – 2022	101,166	3.67	4.07	-
Forfeited/Expired – 2022	-	-	-	-
Exercised – 2022	-	-	-	-
Outstanding as of June 30, 2022	342,294	$21.76	4.80	$-

As of June 30, 2022, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$39.75	41,624	December 27, 2025
September 2015	$39.75	8,000	December 27, 2025
November 2015	$39.75	48,986	December 27, 2025
December 2015	$39.75	2,228	December 27, 2025
January 2016	$39.75	51,032	January 9, 2026
May 2016	$51.25	10,766	May 26, 2026
September 2016	$51.25	3,973	May 31, 2026
January 2017	$51.25	2,142	January 1, 2027
January 2018	$49.25	1,566	January 1, 2028
January 2019	$2.35	21,964	January 1, 2029
October 2021	$5.25	48,847	October 26, 2031
January 2022	$3.52	26,166	January 1, 2032
January 2022	$3.72	50,000	January 1, 2024
January 2022	$3.72	25,000	January 3, 2024

Total outstanding options at June 30, 2022		342,294

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e. , the difference between our closing stock price on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. No options were exercised and none cancelled during the period ended June 30, 2022.

There were 101,166 options granted during the six month period ended June 30, 2022 with a fair value of $171,592. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of these consolidated financial statements, there was no active public market for the Company’s shares. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

During the six month period ended June 30, 2022 and 2021, the Company had stock-based compensation expense of $171,592 and $-0-, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the periods ended June 30, 2022 and 2021 are as follows:

	June 30, 2022	June 30, 2021
Risk free interest rate	0.39% - 1.279%	-%
Expected life (in years)	1.00 - 5.37	-
Expected Volatility	96.24% - 112.54%	-%
Expected dividend yield	-%	-%

A summary of the changes in the Company’s non-vested options during the six month period ended June 30, 2022, is as follows:

	Number of Non- vested Options	Weighted Average Fair Value at Grant Date
Non-vested at December 31, 2021	-	$-
Granted in 2022	101,166	$1.77
Forfeited in 2022	-	$-
Vested in 2022	(101,166)	$1.77
Non-vested at June 30, 2022	-	$-
Exercisable at June 30, 2022	342,294	$21.81
Outstanding at June 30, 2022	342,294	$21.81

As of June 30, 2022, there was no unrecognized compensation cost related to unvested stock options.

5. Commitments and Contingencies

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 and amended through three sets of amendments including a third amendment effective May 9, 2022 (as so amended the “Amended License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, UCLA TDG has continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

We have agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as to pay certain royalties to UCLA TDG under the Amended License Agreement at the rate of 3.0% of net sales of licensed products through the life of the patents. We must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA TDG patents, then we may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA TDG patent, then we will pay to UCLA TDG 10% to 20% of the sublicensing income we receive from such sublicense.

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

We are also obligated pay to UCLA TDG a fee (the “Diligence Fee”) of $8,000,000 upon the sale of any Licensed Product (the “Triggering Sale Date”) in accordance with the payment schedule below:

●	Due upon cumulative Net Sales equaling $50,000,000 following the Triggering Sale Date - $2,000,000;
●	Due upon cumulative Net Sales equaling $100,000,000 following the Triggering Sale Date - $2,000,000; and
●	Due upon cumulative Net Sales equaling $200,000,000 following the Triggering Sale Date - $4,000,000.

The Company’s obligation to pay the Diligence Fee will survive termination or expiration of the agreement and the Company is prohibited from assigning, selling, or otherwise transferring any of its assets related to any Licensed Product unless the Company’s foregoing Diligence Fee obligation is assigned, sold, or transferred along with such assets, or unless the Company pays UCLA TDG the Diligence Fee within ten (10) days of such assignment, sale or other transfer of such rights to any Licensed Product.

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of:

●	$500,000; or
●	2% of all proceeds in connection with a Change of Control Transaction.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA TDG patents set forth in the Amended License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the Amended License Agreement.

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

Payments to UCLA TDG under the Amended License Agreement for the six months ended June 30, 2022 and 2021 were $10,000 and $45,500, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In July 2019, Dr. Bessie (Chia) Soo and Dr. Kang (Eric) Ting (“Plaintiffs”) filed a complaint (the “Complaint”) in federal court in Massachusetts against the Company, Bruce Stroever (“Stroever”), John Booth (“Booth”), Stephen LaNeve (“LaNeve”, and together with Stroever and Booth, the “Individual Defendants”), and MTF Biologics (f/k/a The Musculoskeletal Transplant Foundation, Inc.) (“MTF”). The Complaint alleges claims for breach of contract against the Company and tortious interference with contract against the Individual Defendants and MTF arising from the termination of the Professional Service Agreements, dated as of January 8, 2016, between the Company and each of the Plaintiffs. The Individual Defendants have been sued for actions taken by them in connection with their service to the Company as directors and/or officers of the Company. As such, the Company has certain indemnification obligations to the Individual Defendants. The Company and the Individual Defendants intend to vigorously defend against the allegations in the Complaint. Based on the early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defense fees, a judgment or settlement of the matter.

6. Subsequent Events

The Company has evaluated subsequent events through August 11, 2022, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBM. The NELL-1/DBM combination product is an osteostimulative recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBM will be classified as a combination product with a device lead.

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

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 and amended through three sets of amendments including a third amendment effective May 9, 2022 (as so amended the “Amended License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, UCLA TDG has continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

We have agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as to pay certain royalties to UCLA TDG under the Amended License Agreement at the rate of 3.0% of net sales of licensed products through the life of the patents. We must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, we also must pay between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA TDG patents, then we may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA TDG patent, then we will pay to UCLA TDG 10% to 20% of the sublicensing income we receive from such sublicense.

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

We are also obligated pay to UCLA TDG a fee (the “Diligence Fee”) of $8,000,000 upon the sale of any Licensed Product (the “Triggering Sale Date”) in accordance with the payment schedule below:

●	Due upon cumulative Net Sales equaling $50,000,000 following the Triggering Sale Date - $2,000,000;
●	Due upon cumulative Net Sales equaling $100,000,000 following the Triggering Sale Date - $2,000,000; and
●	Due upon cumulative Net Sales equaling $200,000,000 following the Triggering Sale Date - $4,000,000.

The Company’s obligation to pay the Diligence Fee will survive termination or expiration of the agreement and the Company is prohibited from assigning, selling, or otherwise transferring any of its assets related to any Licensed Product unless the Company’s foregoing Diligence Fee obligation is assigned, sold, or transferred along with such assets, or unless the Company pays UCLA TDG the Diligence Fee within ten (10) days of such assignment, sale or other transfer of such rights to any Licensed Product.

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of:

●	$500,000; or
●	2% of all proceeds in connection with a Change of Control Transaction.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA TDG patents set forth in the Amended License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the Amended License Agreement.

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

Results of Operations

Impact of the Novel Coronavirus (COVID-19) and other Macroeconomic Factors on the Company’s Business Operations

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

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials will be conducted on an outpatient basis, it is not currently possible to predict the full impact of this developing health crisis on such clinical trials, which could include delays in and increased costs of such clinical trials. Current indications from the clinical research organizations which will conduct the clinical trials for the Company are that such clinical trials are being delayed or extended for several months as a result of the coronavirus pandemic.

There is also significant uncertainty as to the effect that the coronavirus may have on the amount and type of financing available to the Company in the future.

Macroeconomic factors such as inflation, rising interest rates, governmental responses there to and possible recession caused thereby also add significant uncertainty to our operations and possible effects to the amount and type of financing available to the Company in the future.

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three Months ended June 30, 2022 compared to the Three Months ended June 30, 2021

	Three-months ended June 30, 2022	Three-months ended June 30, 2021	% Change
Operating expenses
Research and development	$17,600	$2,016	773.02%
General and administrative	451,704	229,865	96.51%

Total operating expenses	469,304	231,881	102.39%

Loss from operations	(469,304)	(231,881)	102.39%

Interest expense, related party	-	(260,017)	(100.00)%

Provision for income taxes	-	-	-%

Net loss	$(469,304)	$(491,898)	(4.59)%

Research and Development

Our research and development increased from $2,016 during the three months ended June 30, 2021 to $17,600 during the three months ended June 30, 2022. We continue to implement research activities after curtailing our operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $229,865 during the three months ended June 30, 2021 to $451,704 during the three months ended June 30, 2022. The 221,839 increase was due to resuming operations in 2022. Significant expenses incurred during 2022 were Directors and Officers insurance, directors’ compensation, the revised CFO employment agreement for full-time services and the services of an investor relations firm. We also incurred stock based compensation expense for our directors and management team totaling $18,748.

Interest Expense

Our interest expense decreased from $260,017 for the three months ended June 30, 2021 to $-0- during the three months ended June 30, 2022. All the outstanding convertible notes were converted in October 2021.

Six Months ended June 30, 2022 compared to the Six Months ended June 30, 2021

	Six-months ended June 30, 2022	Six-months ended June 30, 2021	% Change
Operating expenses
Research and development	$54,000	$47,516	13.65%
General and administrative	1,103,203	365,289	202.01%

Total operating expenses	1,103,203	412,805	180.33%

Loss from operations	(1,103,203)	(412,805)	180.33%

Interest expense, related party	-	(510,840)	(100.00)%

Provision for income taxes	1,600	-	100.00%

Net loss	$(1,158,803)	$(923,645)	25.46%

Research and Development

Our research and development increased from $47,516 during the six months ended June 30, 2021 to $54,000 during the six months ended June 30, 2022. We continue to implement research activities after curtailing our operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $365,289 during the six months ended June 30, 2021 to $1,103,203 during the six months ended June 30, 2022. The 737,914 increase was due to resuming operations in 2022. Significant expenses incurred during 2022 were Directors and Officers insurance, directors’ compensation, the revised CFO employment agreement for full-time services and the services of an investor relations firm. We also incurred stock based compensation expense for our directors and management team totaling $171,592.

Interest Expense

Our interest expense decreased from $510,840 for the six months ended June 30, 2021 to $-0- during the six months ended June 30, 2022. All the outstanding convertible notes were converted in October 2021.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to June 30, 2022 has incurred accumulated losses of approximately $71.6 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $9.5 million. The accompanying consolidated financial statements for the six months ended June 30, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1,158,803, and used net cash in operating activities of $1,220,843 during the six months ended June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2022 and December 31, 2021, we had cash of $5,454,522 and $6,675,365, respectively.

We anticipate that it will require approximately $10 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

Cash Flows

Operating activities

During the six months ended June 30, 2022 and 2021, cash used in operating activities was $1,220,843 and $763,964, respectively. Cash expenditures for the six months ended June 30, 2022 increased primarily due to directors’ compensation, the revised CFO employment agreement for full-time services and investor relation services.

Financing activities

During the six months ended June 30, 2022, there were no financing activities. During the six months ended June 30, 2021, cash provided by financing activities of $768,402 resulted primarily from draws on our second and third credit facilities with Hankey Capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2022. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2022, our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2019, Dr. Bessie (Chia) Soo and Dr. Kang (Eric) Ting (“Plaintiffs”) filed a complaint (the “Complaint”) in federal court in Massachusetts against the Company, Bruce Stroever (“Stroever”), John Booth (“Booth”), Stephen LaNeve (“LaNeve”, and together with Stroever and Booth, the “Individual Defendants”), and MTF Biologics (f/k/a The Musculoskeletal Transplant Foundation, Inc.) (“MTF”). The Complaint alleges claims for breach of contract against the Company and tortious interference with contract against the Individual Defendants and MTF arising from the termination of the Professional Service Agreements, dated as of January 8, 2016, between the Company and each of the Plaintiffs. The Individual Defendants have been sued for actions taken by them in connection with their service to the Company as directors and/or officers of the Company. As such, the Company has certain indemnification obligations to the Individual Defendants. The Company and the Individual Defendants intend to vigorously defend against the allegations in the Complaint. Based on the early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defense fees, a judgment or settlement of the matter.

In the normal course of our business, we may periodically become subjected to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.10	Third Amendment to the Amended License Agreement between the Company and UCLA TDG, dated May 9, 2022 (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 001-40899, filed June 9, 2022)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2022.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2022.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 11, 2022	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

