Form 10-Q
period 2022-09-30
Bone Biologics Corp
filed 2022-11-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-40899

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

☐ Yes ☒ No

As of November 2, 2022, there were 15,301,986 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets

Current assets
Cash	$5,059,243	$6,675,365
Prepaid expenses	141,734	-

Total assets	$5,200,977	$6,675,365

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$799,475	$99,909

Total liabilities	799,475	99,909

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 10,350,579 and 10,350,574 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10,350	10,350
Additional paid-in capital	77,244,839	77,040,713
Accumulated deficit	(72,853,687)	(70,475,607)

Total stockholders’ equity	4,401,502	6,575,456

Total liabilities and stockholders’ equity	$5,200,977	$6,675,365

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	769,410	-	823,410	47,516
General and administrative	449,867	229,789	1,553,070	595,078

Total operating expenses	1,219,277	229,789	2,376,480	642,594

Loss from operations	(1,219,277)	(229,789)	(2,376,480)	(642,594)

Other expenses
Interest expense, net – related party	-	(279,514)	-	(790,354)

Loss before provision for income taxes	(1,219,277)	(509,303)	(2,376,480)	(1,432,948)

Provision for income taxes	-	-	1,600	-

Net Loss	$(1,219,277)	$(509,303)	$(2,378,080)	$(1,432,948)

Weighted average shares outstanding – basic and diluted	10,350,579	2,911,333	10,350,579	2,911,333

Loss per share – basic and diluted	$(0.12)	$(0.17)	$(0.23)	$(0.49)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	10,350,574	$10,350	$77,040,713	$(70,475,607)	$6,575,456

Fair value of vested stock options issued to employees and directors	-	-	152,844	-	152,844

Share adjustment for October 2021 stock split rounding	5	-	-	-	-

Net Loss	-	-	-	(689,499)	(689,499)

Balance at March 31, 2022	10,350,579	10,350	77,193,557	(71,165,106)	6,038,801

Fair value of vested stock options issued to employees and directors	-	-	18,748	-	18,748

Net Loss	-	-	-	(469,304)	(469,304)

Balance at June 30, 2022	10,350,579	10,350	77,212,305	(71,634,410)	5,588,245

Fair value of vested stock options issued to employees and directors	-	-	32,534	-	32,534

Net Loss	-	-	-	(1,219,277)	(1,219,277)

Balance at September 30, 2022	10,350,579	$10,350	$77,244,839	$(72,853,687)	$4,401,502

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

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,378,080)	$(1,432,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	204,126	-
Interest payable – related party	-	790,354
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(141,734)	(49,019)
Accounts payable and accrued expenses	699,566	(395,121)
Deferred compensation	-	45,000

Net cash used in operating activities	(1,616,122)	(1,041,734)

Cash flows from financing activities
Bank overdraft	-	(10,609)
Proceeds from credit facilities – related party	-	1,055,717

Net cash provided by financing activities	-	1,045,108

Net increase (decrease) in cash	(1,616,122)	3,374

Cash, beginning of period	6,675,365	-
Cash, end of period	$5,059,243	$3,374

Supplemental information
Interest paid - related party	$-	$-
Income taxes paid	$1,600	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2022 and 2021

(unaudited)

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc, Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics Inc. remaining as the surviving corporation in the merger. Upon the consummation of the merger, the separate existence of Merger Sub ceased. On September 22, 2014, the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on September 9, 2004.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to September 30, 2022 has incurred accumulated losses of approximately $72.9 million. The Company will continue to incur significant expenses for development activities for its product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $11.5 million. The accompanying consolidated financial statements for the nine months ended September 30, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $2,378,080, and used net cash in operating activities of $1,616,122 during the nine months ended September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2022, we had cash of $5,059,243. On October 12, 2022, the Company completed a public offering generating gross proceeds to the Company of $5,100,000, and net proceeds, after underwriters discounts and expenses of approximately $4,454,000 (see Note 6). Available cash is expected to fund up to commencement of our pilot clinical study. We anticipate that it will require approximately $15 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

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

For the past several years, we have depended on our relationship with Hankey Capital for working capital to fund our operations, which has been raised in the form of both debt and equity capital. Hankey Capital, directly and indirectly, controls approximately 70% of our issued and outstanding shares of common stock as of September 30, 2022. However, no assurance can be given that any future financing from Hankey Capital will be available or, if available, that it will be on terms that are satisfactory to the Company. In the absence of financing from other sources, the inability to obtain additional financing from Hankey Capital will result in the scaling back or discontinuance of our product development programs or operations entirely.

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

The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2022 or for any other period.

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

Inflation

Macroeconomic factors such as inflation, rising interest rates, governmental responses there to and possible recession caused thereby also add significant uncertainty to our operations and possible effects to the amount and type of financing available to the Company in the future.

Cash

Cash primarily consists of bank demand deposits maintained by a major financial institution. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and/or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC and SIPC insurance limits of $250,000 and $500,000, respectively. The Company has not experienced any losses to date resulting from this policy.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. The recorded values of cash and accounts payable approximate their fair values based on their short-term nature.

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

Stock Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Recognition of compensation expense for non-employees is accounted for in the same period and manner as if the Company had paid cash for the services.

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Shares issued for collateral for outstanding loans of -0- and 9,361,702 at September 30, 2022 and 2021, respectively are excluded from weighted average shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the period ended September 30, 2022 and 2021, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of September 30, 2022 and 2021:

	September 30,
	2022	2021
Warrants	1,827,650	-
Stock options	452,829	192,281
Convertible promissory notes	-	5,923,950
	2,280,479	6,116,231

New Accounting Standards

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Stockholders’ Equity (Deficit)

Common Stock Warrants

A summary of warrant activity for the period ended September 30, 2022 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2021	1,827,650	$6.30	4.79
Granted – 2022	-	-	-
Forfeited/Expired – 2022	-	-	-
Exercised – 2022	-	-	-
Outstanding as of September 30, 2022	1,827,650	$6.30	4.29

As of September 30, 2022, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$6.30	1,737,023	October 13, 2026
October 2021	$6.30	90,627	October 13, 2026

Total outstanding warrants at September 30, 2022		1,827,650

Based on a fair market value of $1.05 per share on September 30, 2022, there were no exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2022.

4. Stock-based Compensation

A summary of stock option activity for the period ended September 30, 2022, is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	241,128	$32.76	5.43	$9,445
Granted – 2022	211,701	2.60	7.17	-
Forfeited/Expired – 2022	-	-	-	-
Exercised – 2022	-	-	-	-
Outstanding as of September 30, 2022	452,829	$16.82	5.86	$-
Options vested and exercisable at September 30, 2022	369,927	$20.29		-

As of September 30, 2022, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$39.75	41,624	December 27, 2025
September 2015	$39.75	8,000	December 27, 2025
November 2015	$39.75	48,986	December 27, 2025
December 2015	$39.75	2,228	December 27, 2025
January 2016	$39.75	51,032	January 9, 2026
May 2016	$51.25	10,766	May 26, 2026
September 2016	$51.25	3,973	May 31, 2026
January 2017	$51.25	2,142	January 1, 2027
January 2018	$49.25	1,566	January 1, 2028
January 2019	$2.35	21,964	January 1, 2029
October 2021	$5.25	48,847	October 26, 2031
January 2022	$3.52	26,166	January 1, 2032
January 2022	$3.72	50,000	January 1, 2024
January 2022	$3.72	25,000	January 3, 2024
August 2022	$1.61	110,535	August 23, 2032

Total outstanding options at September 30, 2022		452,829

Based on a fair value of $1.05 per share on September 30, 2022, there was no intrinsic value attributed to exercisable but unexercised stock options at September 30, 2022.

There were 211,701 options granted during the nine month period ended September 30, 2022 with a fair value of $321,592. Vesting of options differs based on the terms of each option. During the nine month periods ended September 30, 2022 and 2021, the Company had stock-based compensation expense of $204,126 and $-0-, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the periods ended September 30, 2022 and 2021 are as follows:

	September 30, 2022	September 30, 2021
Risk free interest rate	0.39% - 3.157%	-%
Expected life (in years)	1.00 - 5.87	-
Expected Volatility	96.24% - 112.54%	-%
Expected dividend yield	-%	-%

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

As of September 30, 2022, total unrecognized compensation cost related to unvested stock options was $117,466. The cost is expected to be recognized over a weighted average period of 0.37 years.

5. Commitments and Contingencies

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 and amended through three sets of amendments (as so amended the “Amended License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, UCLA TDG has continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

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

As of September 30, 2022, none of the above milestones has been met.

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

Payments to UCLA TDG under the Amended License Agreement for the nine months ended September 30, 2022 and 2021 were $10,000 and $45,500, respectively.

Other

On April 7, 2022, the Company entered into a contract with Wuxi Biologics USA LLC (“Wuxi”) for the development of recombinant protein NELL 1, as defined. Total costs of this agreement are estimated to be $2,088,500. During the nine-months ended September 30, 2022, the Company incurred costs of $634,900 pursuant to this agreement.

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

6. Subsequent Events

On October 12, 2022, the Company completed a public offering of 3,777,778 units at a price of $1.35 per unit, generating gross proceeds to the Company of $5,100,000, and net proceeds, after underwriters discounts and expenses, of approximately $4,454,000. Each unit consists of: (i) one share of common stock, par value $0.001 per share; (ii) one Series A warrant to purchase one share of common stock at an exercise price equal to $1.62 per share (120% of the per Unit offering price), exercisable until the fifth anniversary of the issuance date; (iii) one Series B warrant to purchase one share of common stock at an exercise price equal to $1.35 per share (100% of the per Unit offering price), exercisable until the fifth anniversary of the issuance date; and (iv) one Series C warrant to purchase one share of common stock at an exercise price equal to $2.16 per share (160% of the per Unit offering price), exercisable until the fifth anniversary of the issuance date.

The warrants are subject to certain adjustment and cashless exercise provisions as described herein. The shares of common stock and warrants may be transferred separately immediately upon issuance. Holders of the Series C warrants may execute such warrants on a “cashless” basis upon the earlier of (i) one Trading Day from the issuance date of such warrant or (ii) the time when $10.0 million of volume is traded in the our common stock, if the volume weighted average price (“VWAP”) of our common stock on any trading day on or after the closing date fails to exceed the exercise price of the Series C warrant (subject to adjustment for any stock splits, stock dividends, stock combinations, recapitalizations and similar events).

The Series A, B and C warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions”, as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company will classify the fair value of the warrants of approximately $7.6 million as a current liability at the date of closing.

The offering of 3,777,778 units was made pursuant to an underwriting agreement with WallachBeth Capital LLC, as representative of the underwriters named therein (the “Representative”). Pursuant to the underwriting agreement, the Company granted to the Representative a 45-day option to purchase up to 566,666 additional shares of Common Stock and/or 566,666 warrants to cover over-allotments, if any. The Representative has exercised its option with respect to 556,037 of warrants. In addition, the Company agreed to grant the Representative a warrant to purchase an aggregate of 188,888 shares of common stock, at an exercise price of $1.62 per share, and exercisable commencing on a date which is six months from October 12, 2022, and expiring on October 12, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2021 and 2020 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021 with the SEC on March 15, 2022. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which could negatively affect our operations. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 and amended through three sets of amendments (as so amended the “Amended License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, UCLA TDG has continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

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

As of September 30, 2022, none of the above milestones has been met.

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

Three Months ended September 30, 2022 compared to the Three Months ended September 30, 2021

	Three-months ended September 30, 2022	Three-months ended September 30, 2021	% Change
Operating expenses
Research and development	$769,410	$-	100.00%
General and administrative	449,867	229,789	95.77%

Total operating expenses	1,219,277	229,789	430.61%

Loss from operations	(1, 219,277)	(229,789)	430.61%

Interest expense, related party	-	(279,514)	(100.00)%

Net loss	$(1, 219,277)	$(509,303)	139.40%

Research and Development

Our research and development expense increased from $-0- during the three months ended September 30, 2021 to $769,410 during the three months ended September 30, 2022. We continue to implement research activities after curtailing our operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $229,789 during the three months ended September 30, 2021 to $449,867 during the three months ended September 30, 2022. The $220,078 increase was due to resuming operations in 2022. Significant expenses incurred during 2022 were Directors and Officers insurance, directors’ compensation, the revised CFO employment agreement for full-time services and the services of an investor relations firm. We also incurred stock based compensation expense for our directors and management team totaling $32,534.

Interest Expense

Our interest expense decreased from $279,514 for the three months ended September 30, 2021 to $-0- during the three months ended September 30, 2022. All the outstanding convertible notes were converted in October 2021.

Nine Months ended September 30, 2022 compared to the Nine Months ended September 30, 2021

	Nine-months ended September 30, 2022	Nine-months ended September 30, 2021	% Change
Operating expenses
Research and development	$823,410	$47,516	1632.91%
General and administrative	1,553,070	595,078	160.99%

Total operating expenses	2,376,480	642,594	269.83%

Loss from operations	(2, 376,480)	(642,594)	269.83%

Interest expense, related party	-	(790,354)	(100.00)%

Provision for income taxes	1,600	-	100.00%

Net loss	$(2,378,080)	$(1,432,948)	65.96%

Research and Development

Our research and development expense increased from $47,516 during the nine months ended September 30, 2021 to $823,410 during the nine months ended September 30, 2022. We continue to implement research activities after curtailing our operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $595,078 during the nine months ended September 30, 2021 to $1,553,070 during the nine months ended September 30, 2022. The $957,992 increase was due to resuming operations in 2022. Significant expenses incurred during 2022 were Directors and Officers insurance, directors’ compensation, the revised CFO employment agreement for full-time services and the services of an investor relations firm. We also incurred stock based compensation expense for our directors and management team totaling $204,126.

Interest Expense

Our interest expense decreased from $790,354 for the nine months ended September 30, 2021 to $-0- during the nine months ended September 30, 2022. All the outstanding convertible notes were converted in October 2021.

Liquidity and Capital Resources

The Company has no significant operating history and since inception to September 30, 2022 has incurred accumulated losses of approximately $72.9 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $11.5 million. The accompanying consolidated financial statements for the nine months ended September 30, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $2,378,080, and used net cash in operating activities of $1,616,122 during the nine months ended September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10K for the year ended December 31, 2021, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2022, we had cash of $5,059,243. On October 12, 2022, the Company completed a public offering generating gross proceeds to the Company of $5,100,000, and net proceeds, after underwriters discounts and expenses of approximately $4,454,000. Available cash is expected to fund up to commencement of our pilot clinical study. We anticipate that it will require approximately $15 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

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

Cash Flows

Operating activities

During the nine months ended September 30, 2022 and 2021, cash used in operating activities was $1,616,122 and $1,041,734, respectively. Cash expenditures for the nine months ended September 30, 2022 increased primarily due to directors’ compensation, the revised CFO employment agreement for full-time services and investor relation services.

Financing activities

During the nine months ended September 30, 2022, there were no financing activities. During the nine months ended September 30, 2021, cash provided by financing activities of $1,045,108 resulted primarily from draws on our second and third credit facilities with Hankey Capital.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our assumptions, judgments and estimates on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, business combinations and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2022. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

As of September 30, 2022, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2022, our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2022.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2022.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 14, 2022	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

