Form 10-K
period 2022-12-31
Bone Biologics Corp
filed 2023-03-30
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

For the transition period from _________ to _________

Commission File Number: 001-40899

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Approximate aggregate market value of registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2022, was $4,403,460.

As of March 28, 2023, there were 16,702,912 shares of common stock, par value $0.001, outstanding.

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

All statements other than historical facts contained in this Annual Report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1/DBM, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Glossary of Abbreviations and Defined Terms

Abbreviations

AIA or Leahy–Smith Act	The Leahy–Smith America Invents Act
ACA	Affordable Care Act
BMP	Bone Morphogenic Protein
CDMO	Contract Development and Manufacturing Organization
cGMP	current Good Manufacturing Practice
CRO	Contract Research Organization
DBM	Demineralized bone matrix is allograft bone that has had the inorganic mineral removed
DDD	Degenerative disc disease
FDA	Food and Drug Administration
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
HREC	Human Research Ethics Committee
IDE	Investigational Device Exemption
IRB	Institutional Review Board
MTF	Musculoskeletal Transplant Foundation
NB1 Device	Product combination kit that includes vial of NELL-1 recombinant protein and demineralized bone matrix
NDA	New Drug Application
NELL-1	Neural epidermal growth factor-like 1 protein (NELL-1)
NOL	Net Operating Loss
ODI	Oswestry Disability Index
PMA	Pre-market approval
REMS	Risk Evaluation and Mitigation Strategies
rhBMP-2	Recombinant Bone Morphogenic Protein
rhNELL-1	Recombinant NELL-1
TLIF	Transforaminal lumbar interbody fusion
UCLA TDG	UCLA Technology Development Group on behalf of UC Regents
USPTO	The United States Patent and Trademark Office

Defined Terms

Alkaline phosphatase assay	Alkaline phosphatase is an enzyme that is found throughout your body. ALP blood tests measure the level of ALP in your blood that comes from your bones.
Athymic mouse model	A mouse that provides an experiment model for conducting research because it mounts no rejection response.
Demineralized Bone	Bone that has had the calcium removed.
Osteopromotive	A material that promotes the de novo formation of bone.
Osteostimulative	Stimulates bone growth.
Osteosynthetic	The reduction and fixation of a bone fracture with implantable devices.
Phylogenetically advanced spine model	Evolutionary advancement of spine systems that exist in large animal models.
Recombinant	Relating to or denoting an organism, cell, or genetic material formed by recombination.
Retrolisthesis	A medical condition in which a vertebra in the spine becomes displaced and moves forward or backward.
Spondylolisthesis	A spinal disorder in which one vertebra (spinal bone) slips onto the vertebra below it.

PART I

Item 1. Business

Company Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform, has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBM will be classified as a device/drug combination product with a pre-market approval filing (“PMA”).

We were founded by University of California professors in collaboration with an Osaka University professor and a University of Southern California surgeon in 2004 as a privately-held company with proprietary, patented technology that has been validated in sheep and non-human primate models to facilitate bone growth. Our platform technology has application in delivering improved outcomes in the surgical specialties of spinal, orthopedic, general orthopedic, plastic reconstruction, neurosurgery, interventional radiology, and sports medicine. Lead product development and clinical studies are targeted on spinal fusion surgery, one of the larger segments in the orthopedic market.

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

Products

We have developed a stand-alone platform technology through significant laboratory and small and large animal research over more than ten years to generate the current applications across broad fields of use. The platform technology is our recombinant human protein, known as NELL-1, a proprietary skeletal specific growth factor which is a bone void filler. NELL-1 provides regulation over skeletal tissue formation and stem cell differentiation during bone regeneration. We obtained the platform technology pursuant to an exclusive license agreement with UCLA TDG.

We are currently focused on bone regeneration in lumbar spinal fusion, in keeping with our exclusive license agreement, using NELL-1 in combination with DBM, a demineralized bone matrix from Musculoskeletal Transplant Foundation (“MTF”). The NELL-1/DBM medical device is a combination product which is an osteopromotive recombinant protein that provides target specific control over bone regeneration. Leveraging the resources of investors and strategic partners, we have successfully surpassed four critical milestones:

●	Demonstrating a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells;

●	Validation of protein dosing and efficacy in established large animal sheep models pilot study;

●	Completed pivotal animal study; and

●	Filed for a clinical trial outside the United States.

Our lead product is expected to be purified NELL-1 mixed with 510(k) cleared DBM Demineralized Bone Putty recommended for use in conjunction with applicable hardware consistent with the indication. The NELL-1/DBM Fusion Device will be comprised of a single dose vial of NELL-1 recombinant protein freeze dried onto DBM. A vial of NELL-1/DBM will be sold in a convenience kit with a diluent and a syringe of 510(k) cleared demineralized bone (“DBM Putty”) produced by MTF. A delivery device will allow the surgeon to mix the reconstituted NELL-1 with the appropriate quantity of DBM Putty just prior to implantation.

The NELL-1/DBM Fusion Device is intended for use in lumbar spinal fusion and may have a variety of other spine and orthopedic applications.

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

Non-Union Trauma Cases. While the majority of fractures heal without the need for osteosynthetic products, bone substitutes are used in complicated breaks where the bone does not mend naturally. Management believes that NELL-1 technology is expected to perform as well as other growth factors in this market.

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

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, our continued development has been funded through capital raises. Our research and development expenses for the years ended December 31, 2022 and 2021 were $35,623 and $45,500, respectively. We anticipate that it will require approximately $15 million to complete first in man studies and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication. These amounts are estimates based on data currently available to us, and are subject to many factors including the various risk factors discussed below under “Risk Factors.”

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

Proposed Initial Clinical Application

The NELL-1/DBM Fusion Device will be indicated for spinal fusion procedures in skeletally mature patients with DDD at one level from L2-S1. These DDD patients may also have up to Grade I spondylolisthesis at the involved level. The NELL-1/DBM Fusion Device is to be implanted via an anterior open or an anterior laparoscopic approach in conjunction with a cleared intervertebral body fusion device. Patients receiving the device should have had at least six months of non-operative treatment prior to treatment with the device. A cervical indication is currently under consideration. This indication for use would fill a current clinical gap, created by potentially dangerous inflammatory responses caused by commercially available catalytic bone growth agents, the subject of a Public Health Notification from the FDA on July 1, 2008 about life threatening complications associated with a recombinant human protein in cervical spine fusion. We do not expect our product to see the same adverse events with NELL-1/DBM as have been observed with other commercially available protein. We have performed a rat femoral onlay model to compare proinflammatory response of rhBMP-2 and NELL-1 within Helistate collagen sponges. While NELL-1 induced normal healing, rhBMP-2 induced significant amounts of swelling and histological evidence of intense inflammatory response.

Description of the DBM Putty to Be Used With Nell-1

The DBM Demineralized Bone Putty provided as part of the convenience kit with NELL-1/DBM is a Class II device. The common name is “Bone Void Filler Containing Human Demineralized Bone Matrix.” The product is regulated under 21 C.F.R. §888.3045 Resorbable calcium salt bone void filler device, Product Codes MQV, GXP, and MBP. MTF is the manufacturer of the DBM Putty that was cleared by the FDA for spine indication in December 2006.

DBM Putty is a matrix composed of processed human cortical bone. Demineralized bone granules are mixed with sodium hyaluronate to form the DBM Putty. Every lot of final DBM Putty product is tested in an athymic mouse model or in an alkaline phosphatase assay, which has been shown to have a positive correlation with the athymic mouse model, to ensure osteostimulation.

Based upon extensive discussions with regulatory experts and a specific communication from the FDA in response to a submission of our plan under the Amended License Agreement between UCLA TDG and the Company, we believe the NELL-1/DBM Fusion Device will be regulated as a Class III medical device and will therefore require submission and approval of a pre-market approval (“PMA”).

Our Business Strategy

Our business plan is to develop our target specific growth factor for bone regeneration that has demonstrated increases in the quantity and quality of bone, while displaying strong safety profile. Our spine fusion product focus entails advancing through clinical studies to achieve FDA approval for our target specific protein exhibiting efficacy and safety when compared to the gold standard for spine fusion (autografted). Continued capital funding is critical to facilitate the development of our Nell-1 technology through the clinical regulatory path.

Development of the Company

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

Effective July 24, 2018, we implemented a reverse split of the common stock of the Company on a basis of 1 new common share for 10 old common shares.

Effective October 12, 2021, we implemented a reverse split of the common stock of the Company on a basis of 1 new common share for 2.5 old common shares.

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, we entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 and amended through three sets of amendments (as so amended the “Amended License Agreement”) with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant us exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion by local administration, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

We have agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as pay certain royalties to UCLA TDG under the Amended License Agreement at the rate of 3.0% of net sales of licensed products or licensed methods. We must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, we also must pay a minimum annual royalty between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA TDG patents, then we may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA TDG patent, then we will pay UCLA TDG 10% to 20% of the sublicensing income we receive from such sublicense.

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

Our obligation to pay the Diligence Fee will survive termination or expiration of the agreement and we are prohibited from assigning, selling, or otherwise transferring any of its assets related to any Licensed Product unless our Diligence Fee obligation is assigned, sold, or transferred along with such assets, or unless we pay UCLA TDG the Diligence Fee within ten (10) days of such assignment, sale or other transfer of such rights to any Licensed Product.

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction) and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

As of December 31, 2022, none of the above milestones has been met.

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

The NELL-1 growth factor is mechanistically distinct from bone morphogenetic proteins (“BMPs”) and can minimize complications associated with BMP therapies. The early proof of concept animal studies has shown the efficacy of NELL-1 combined with demineralized bone matrix as a novel bone graft material for interbody spine fusion.

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

Additional patent applications are currently in preparation. The intellectual property portfolio comprehensively covers NELL-1 manufacture, NELL-1 compositions and NELL-1 use in wide ranging clinical and diagnostic applications. We protect our proprietary technology through mechanisms including U.S. and foreign patent filings, trade secret protections, and collaboration agreements with domestic and international corporations, universities and research institutions. We are the exclusive licensee for the following nine (9) UCLA TDG issued patents:

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

Government Regulation

The manufacturing and marketing of any product which we may formulate with our technologies as well as our related research and development activities are subject to regulation for safety, efficacy and quality by governmental authorities in the U.S. and other countries. We anticipate that these regulations will apply separately to each product. We believe that complying with these regulations will involve a considerable level of time, expense and uncertainty.

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

Clinical Trials

Our pilot clinical study which is planned for late 2023, will evaluate the safety and effectiveness of NB1 in adult subjects with spinal degenerative disc disease (“DDD”) at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level who undergo transforaminal lumbar interbody fusion (“TLIF”). The multi-center, prospective, randomized trial will consist of 30 patients in Australia, with the primary end-point being fusion success at 12 months and change from baseline in the ODI (“Oswestry Disability Index”) pain score.

Our clinical, and regulatory strategy involves a well-established pathway to success. We intend to use the pilot clinical study data from Australia to enable our larger U.S. pivotal clinical study, prior to an FDA PMA submission

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA prior to its conduct. Further, each clinical study must be conducted under the auspices of an independent institutional review board. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The drug product used in clinical trials must be manufactured according to the FDA’s current Good Manufacturing Practices.

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

Item 1A. Risk Factors

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by us with the Securities and Exchange Commission, could adversely affect our consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

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

If we cannot execute any one of the foregoing or similar matters relating to our business, the business may fail, in which case you would lose the entire amount of your investment in us.

Our long-term capital requirements are subject to numerous risks.

We anticipate that it will require approximately $15 million to complete first in man studies and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication. These amounts are estimates based on data currently available to us, and are subject to many factors, including the risk factors discussed herein. We anticipate we will need to raise substantial additional funds for the pivotal clinical trial prior to marketing our first product. The above estimates and our long-term capital requirements will depend on many factors, including, among others:

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2022, we incurred a net loss of $1,484,620, and used net cash in operating activities of $3,566,913. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as and for the year ended December 31, 2022, with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses since inception and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and since inception to December 31, 2022 have incurred accumulated losses of approximately $72 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM.

On October 13, 2022, we completed a public offering generating net proceeds to us of $4,429,860.

We will continue to attempt to raise additional capital through debt and/or equity financing to provide additional working capital and fund future operations. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs. If cash resources are insufficient to satisfy our on-going cash requirements, we will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require us to relinquish rights to our technology, or substantially reduce or discontinue our operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. As a result, we can provide no assurance as to whether or if we will ever be profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

Delays in the commencement of clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory clearance to commence a clinical trial;

●	identifying, recruiting and training suitable clinical investigators;

●	reaching agreement on acceptable terms with prospective clinical research organizations, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different clinical research organizations and trial sites;

●	obtaining sufficient quantities of a product candidate for use in clinical trials;

●	obtaining an IRB or ethics committee approval to conduct a clinical trial at a prospective site;

●	identifying, recruiting and enrolling patients to participate in a clinical trial;

●	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues: and

●	issues of relationship between the clinical trial in Australia and FDA approval.

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

Despite the results reported in earlier preclinical studies for our lead product candidate, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidate for a particular indication, in any particular jurisdiction. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidate may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market our current product candidate or any future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics and other natural and man-made disaster or business interruptions including the current war between Russia and Ukraine. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Operating as a virtual company, our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Risks Relating to Commercializing of our Lead Product Candidate and Future Product Candidates

Our commercial success depends upon attaining significant market acceptance of our lead product candidate and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.

Even if we obtain regulatory approval for our lead product candidate or any future product candidates, the products may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

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

Even if we are able to commercialize our lead product candidate or any future product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the U.S. and in other countries in which we seek to commercialize our products, which could harm our business.

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

The business and financial condition of biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the cost of healthcare. The U.S. Congress has enacted legislation to reform the healthcare system. While we anticipate that this legislation may, over time, increase the number of patients who have insurance coverage for our products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for our products. The measures include increasing the minimum rebates for products covered by Medicaid programs. In addition, such legislation contains a number of provisions designed to generate the revenues necessary to fund coverage expansion, including new fees or taxes on certain health related industries, including medical device manufacturers. Some states are also considering legislation that would control the prices of drugs. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on coverage. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations. This would result in managed care organizations influencing decisions in a corresponding constraint on prices and reimbursement. We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business. Pendency or approval of future proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

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

Our internal computer systems, and those of our CROs, our CDMOs, and other business vendors on which we may rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. Any interruption or breach in our systems could adversely affect our business operations or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our current and future product candidates could be delayed and our business could be otherwise adversely affected.

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

As of December 31, 2022, we had federal net operating loss, or NOLs, carryforwards of approximately $35,757,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

The application of privacy provisions of HIPAA is uncertain.

The application of privacy provisions of HIPAA is uncertain. HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (healthcare providers, insurers and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA, and it is unlikely that we, based on our current business model, would be a business associate. Nevertheless, we may be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. If we fail to adhere to our contractual commitments, then certain of our contract counterparties may be subject to civil monetary penalties and this could adversely affect our ability to market our product. If we are deemed to be a vendor, under the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009, then we will be obligated to adopt various security measures. We may also be subject to state and foreign privacy laws under which breaches could lead to substantial fines and liability.

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

As of December 31, 2022, management assessed the effectiveness of our internal controls over financial reporting, and based on that evaluation, they concluded that our internal controls and procedures were effective.

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

There may be potential conflicts of interest involving Don Hankey, as a director and as an affiliate of Hankey Capital, with our other stockholders.

Don Hankey, Chairman of our Board of Directors, is affiliated with Hankey Capital. Don Hankey, directly and indirectly, owns approximately 43.8% of our outstanding shares of common stock. Don Hankey may be able to exert significant control over our business affairs. Accordingly, Don Hankey may have actual or potential economic and/or legal interests that may diverge from our other stockholders’ interests.

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

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future.

Provisions of our warrants could discourage an acquisition of us by a third party.

In addition to the discussion of the provisions of our certificate of incorporation and our bylaws, certain provisions of our warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

The price of our common stock and public warrants may fluctuate substantially.

You should consider an investment in our common stock and public warrants to be risky. Some factors that may cause the market price of our common stock and public warrants to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section are:

●	failure to meet the Nasdaq listing requirements;

●	sale of our common stock by our stockholders, executives, and directors and our stockholders whose shares are being registered in this offering;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	network outages or security breaches;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidate or any future clinical trials we may conduct;

●	changes in the development status of our product candidate;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidate;

●	unanticipated safety concerns related to the use of our product candidate;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	competition from existing technologies and products or new technologies and products that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

All of our executive officers and directors and certain of our stockholders and warrant holders have agreed not to sell shares of our common stock for a period of 180 days from October 13, 2022 subject to extension under specified circumstances. Common stock subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act of 1933, as amended. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short our common stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressures and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plans and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to conduct our business plans on schedule and on budget.

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

Don Hankey directly or indirectly beneficially owns approximately 43.8% of our outstanding shares of common stock. As a result, Don Hankey would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Don Hankey would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

The Company received a written notice from Nasdaq that it has failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in the Company’s being delisted from the Nasdaq Stock Market.

On November 17, 2022, the Company received a notification from Nasdaq related to its failure to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. However, the Nasdaq Listing Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance. Accordingly, if at any time from the date of this notice until May 16, 2023, the closing bid price the Company’s common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed. If the Company does not regain compliance with the minimum bid price requirement by May 16, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet all other initial listing standards, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company does not regain compliance with the minimum bid price requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. If the Company is delisted from Nasdaq, its common stock may be eligible for trading on an over-the-counter market. If the Company is not able to obtain a listing on another stock exchange or quotation service for the Company’s common stock, it may be extremely difficult or impossible for stockholders to sell their shares. The Company intends to monitor the closing bid price of the Company’s common stock and may be required to seek approval from its stockholders to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock. However, there can be no assurance that the reverse stock split would be approved by the Company’s stockholders. Further, there can be no assurance that the market price per new share of the Company’s common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of the Company’s common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by the Company’s stockholders, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

If the Company is delisted from Nasdaq, its common stock may be eligible for trading on an over-the-counter market. If the Company is not able to obtain a listing on another stock exchange or quotation service for its common stock, it may be extremely difficult or impossible for stockholders to sell their shares of common stock. Moreover, if the Company is delisted from Nasdaq, but obtains a substitute listing for its common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the Company’s common stock is delisted from Nasdaq, the value and liquidity of the Company’s common stock, warrants and pre-funded warrants would likely be significantly adversely affected. A delisting of the Company’s common stock from Nasdaq could also adversely affect the Company’s ability to obtain financing for its operations and/or result in a loss of confidence by investors, employees and/or business partners.

If the Company implements a reverse stock split, liquidity of its common stock may be adversely effected.

The Company may be required to seek approval from its stockholders to effect a reverse stock split of the issued and outstanding shares of its common stock in order to regain compliance with the Nasdaq minimum bid price requirement. However, there can be no assurance that the reverse stock split would be approved by the Company’s stockholders. Further, there can be no assurance that the market price per new share of the Company’s common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of the Company’s common stock outstanding before the reverse stock split. The liquidity of the shares of the Company’s common stock may be affected adversely by any reverse stock split given the reduced number of shares of the Company’s common stock that will be outstanding following the reverse stock split, especially if the market price of the Company’s common stock does not increase as a result of the reverse stock split.

Following any reverse stock split, the resulting market price of the Company’s common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although the Company believes that a higher market price of the Company’s comm011 stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of the Company’s common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of the Company’s common stock may not necessarily improve.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our primary office which is located at 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803 on a month to month lease.

Item 3. Legal Proceedings

In July 2019, Dr. Bessie (Chia) Soo and Dr. Kang (Eric) Ting (“Plaintiffs”) filed a complaint (the “Complaint”) in federal court in Massachusetts against the Company, Bruce Stroever (“Stroever”), John Booth (“Booth”), Stephen LaNeve (“LaNeve”, and together with Stroever and Booth, the “Individual Defendants”), and MTF Biologics (f/k/a The Musculoskeletal Transplant Foundation, Inc.) (“MTF”). The Complaint alleges claims for breach of contract against the Company and tortious interference with contract against the Individual Defendants and MTF arising from the termination of the Professional Service Agreements, dated as of January 8, 2016, between the Company and each of the Plaintiffs. The Individual Defendants have been sued for actions taken by them in connection with their service to the Company as directors and/or officers of the Company. As such, the Company has certain indemnification obligations to the Individual Defendants. The Company and the Individual Defendants intend to vigorously defend against the allegations in the Complaint. Although the Complaint was filed several years ago, due to the Covid-19 Pandemic and long delays in the court ruling on various motions to dismiss, in terms of case progression the case is still in its early stages with the claims in the case not being set until April 2022 and preliminary discovery starting since then. Based on the early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defence fees, a judgment or settlement of the matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market

Effective October 13, 2021, our common stock and warrants began to trade on The Nasdaq Capital Market under the symbols “BBLG” and “BBLGW,” respectively. Prior to October 13, 2021, our common stock traded on the OTCQB. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected. There is a limited public trading market for our securities.

All share and per share amounts and information presented herein have been retroactively adjusted for all periods presented to reflect the 1-for-2.5 reverse stock split effected October 12, 2021.

Common Stock
	High	Low
Fiscal Year 2022
First Quarter	$5.39	$1.48
Second Quarter	$3.04	$1.19
Third Quarter	$1.73	$1.05
Fourth Quarter	$1.09	$0.19

Fiscal Year 2021
First Quarter	$10.00	$10.00
Second Quarter	$10.00	$10.00
Third Quarter	$10.00	$7.50
Fourth Quarter	$18.75	$6.25

Holders

As of March 28, 2023, we had 31 stockholders of record holding 16,702,912 shares of our common stock outstanding, including 14,060,792 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various depository accounts, brokerage firms and clearing agencies.

Dividends

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

Repurchases of Equity Securities

None

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

2015 Equity Incentive Plan

We have 1,077,529 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	452,829	$16.84	624,700
Equity compensation plans not approved by security holders	-	-	-
Total	452,829	$16.84	624,700

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein, known as NELL-1/DBM. The NELL-1/DBM combination product is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The protein, as part of the UCB-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA TDG. UCLA TDG and the Company received guidance from the FDA that NELL-1/DBM will be classified as a combination product with a device lead.

We were founded by University of California professors in collaboration with an Osaka University professor and a University of Southern California surgeon in 2004 as a privately-held company with proprietary, patented technology that has been validated in sheep and non-human primate models to facilitate bone growth. Our platform technology has application in delivering improved outcomes in the surgical specialties of spinal, orthopedic, general orthopedic, plastic reconstruction, neurosurgery, interventional radiology, and sports medicine. Lead product development and clinical studies are targeted on spinal fusion surgery, one of the larger segments in the orthopedic market.

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

Nasdaq Notification of Failure to Satisfy a Continued Listing Rule or Standard

On November 17, 2022, we received a notification from Nasdaq related to our failure to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. However, the Nasdaq Listing Rules also provide us a compliance period of 180 calendar days in which to regain compliance. Accordingly, if at any time from the date of this notice until May 16, 2023, the closing bid price our common stock is at least $1 for a minimum often consecutive business days, Nasdaq will provide us with written confirmation of compliance and the matter will be closed. If we do not regain compliance with the minimum bid price requirement by May 16, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet all other initial listing standards, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. If we do not regain compliance with the minimum bid price requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. We intend to monitor the closing bid price of our common stock and may be required to seek approval from our stockholders to effect a reverse stock split of the issued and outstanding shares of our common stock. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by our stockholders, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

	Year ended December 31, 2022	Year ended December 31, 2021	% Change
Operating expenses
Research and development	$1,579,298	$82,044	1824.94%
General and administrative	2,085,875	1,021,032	104.29%

Total operating expenses	3,665,173	1,103,076	232.27%

Loss from operations	(3,665,173)	(1,103,076)	232.27%

Interest expense	-	(805,109)	(100.00)%

Finance cost related to public offering	(731,714)	-	-%

Change in fair value of warrant liability	2,912,267	-	-%

Gain on forgiveness of deferred compensation	-	297,500	(100.00)%

Net loss	$(1,484,620)	$(1,610,685)	(7.83)%

Research and Development

Our research and development increased from $82,044 during the year ended December 31, 2021 to $1,579,298 during the year ended December 31, 2022. We continue to implement research activities after curtailing our operations during 2021. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $1,021,032 during the year ended December 31, 2021 to $2,085,875 during the year ended December 31, 2022. The $1,064,843 increase was due to resuming operations in 2022. Significant expenses incurred during 2022 were Directors and Officers insurance, directors’ compensation, the revised CFO employment agreement for full-time services and the services of an investor relations firm. We incurred stock based compensation expense for our directors and management team totaling $266,633.

Interest Expense

Our interest expense decreased from $805,109 for the year ended December 31, 2021 to $-0- during the year ended December 31, 2022. All the outstanding convertible notes were converted in October 2021.

Finance cost related to public offering

Finance cost related to public offering of $731,714 represents the excess of the fair value of the derivative warrant instruments issued on our October 2022 over the net proceeds from the offering.

Change in fair value of warrant liability

In October 2022, we completed a public equity offering (see Financial Statements Note 5), which included the issuance of 13,001,445 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. We have determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, we have classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at December 31, 2022.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to December 31, 2022 have incurred accumulated losses of approximately $72 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $8.8 million. The accompanying consolidated financial statements for the year ended December 31, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1,484,620, and used net cash in operating activities of $3,566,913 during the year ended December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2022, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 13, 2022, we completed a public offering generating net proceeds to us of $4,429,860.

We will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs. If cash resources are insufficient to satisfy our on-going cash requirements, we will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require us to relinquish rights to our technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

As of December 31, 2022 and 2021, we had cash of $7,538,312 and $6,675,365, respectively.

We anticipate that it will require approximately $15 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021:

Operating activities

During the year ended December 31, 2022 and 2021, cash used in operating activities was $3,566,913 and $1,228,586 respectively. Cash expenditures for the year ended December 31, 2022 increased primarily due to implementing research activities after curtailing our operations during 2021, directors’ compensation, the revised CFO employment agreement for full-time services and investor relation services.

Financing activities

During the year ended December 31, 2022, cash provided by financing activities of $4,429,860 resulted from the net proceeds of our October 2022 public offering of common stock units. During the year ended December 31, 2021, cash provided by financing activities of $7,903,951 resulted primarily from draws on our second and third credit facilities with Hankey Capital and the October 2021 Primary Offering which provided proceeds from sale of common stock units in public offering, net of offering costs of $6,858,843.

Critical Accounting Policies and Estimates

Use of Estimates and Assumptions.

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

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recently Issued Accounting Standards

See discussion in Note 2 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2022. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation assessment, concluded that our internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The following table sets forth certain information regarding our directors and executive officers as of March 28, 2023:

Name	Age	Position
Jeffrey Frelick	57	Chief Executive Officer and President
Deina H. Walsh	58	Chief Financial Officer
Don Hankey	79	Chairman of the Board of Directors
Bruce Stroever	73	Director
Erick Lucera	55	Director
Siddhesh Angle	39	Director

Jeffrey Frelick: Chief Executive Officer and President

Jeffrey Frelick serves as the President and Chief Executive Officer of Bone Biologics, bringing more than 25 years of leadership, operational, and investment experience in the life science industry. He joined Bone Biologics in 2015 as our Chief Operating Officer and assumed his current role in June 2019. Prior to Bone Biologics, Mr. Frelick spent 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks Canaccord Genuity, ThinkEquity and Lazard. He also previously worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostic companies. He began his career at Becton Dickinson in sales and sales management positions after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Mr. Frelick received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

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

Don Hankey: Chairman of the Board of Directors

Mr. Hankey has served as Chairman of the Board of Directors since 2018. Mr. Hankey holds his BA and post-graduate work from the University of Southern California. At age 27, Mr. Hankey became Vice President of a major investment banking firm, which would later become part of USB Paine Weber. Mr. Hankey acquired Midway Ford in 1972 and founded Hankey Investment Company. During the 1980s, Mr. Hankey’s organization grew its portfolio and established a foothold in the financial services industry. Mr. Hankey has incorporated technology into every aspect of the Hankey Group of companies improving efficiencies and outcomes. Mr. Hankey has been the manager of Hankey Capital, LLC, since its formation in 2002. Given Mr. Hankey’s financial experience, we believe he is well qualified to serve as the Chairman of the Board of Directors.

Bruce Stroever: Director

Mr. Stroever has served on Biologics board of directors since 2012, bringing forty years of product development and general management experience in the medical device and orthobiologics fields. Mr. Stroever most recently served as President and Chief Executive Officer at MTF until he retired in 2020 after 32 years of service. Under Mr. Stroever’s leadership, MTF grew to be the largest tissue bank in the world. From 1971 to 1988, Mr. Stroever held several positions with Ethicon, Inc., a Johnson & Johnson, Inc. subsidiary. Mr. Stroever served on the advisory board for the New Jersey Organ and Tissue Sharing Network. He was also elected to the Board of Governors of the American Association of Tissue Banks for a three-year term in 1999 and subsequently in 2012. He was a founding member of the Tissue Policy Group subsidiary of the AATB and served as its Chairman for two terms. Mr. Stroever received his B.E. in Mechanical/Chemical Engineering from Stevens Institute of Technology in 1972 and a Masters of Science in Bioengineering from Columbia University in 1977. Given Mr. Stroever’s educational background, his senior management experience in our industry and the continuity he brings to the Board of Directors, .we believe that Mr. Stroever is well qualified to serve as a member of the Board of Directors.

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

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.

Family Relationships

None.

Board of Directors and Corporate Governance

Our Board of Directors consists of four (4) members, consisting of Don Hankey, Bruce Stroever, Erick Lucera, and Sid Angle.

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee. The Board of Directors met or acted by written consent three times during 2022.

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

The Audit Committee consists of Bruce Stroever, Erick Lucera, and Sid Angle, with Mr. Lucera acting as Chairman and the Audit Committee financial expert. The Audit Committee met or acted by written consent once during 2022.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

The Compensation Committee consists of Bruce Stroever, Erick Lucera, and Sid Angle, with Mr. Stroever acting as Chairman. The Compensation Committee met or acted by written consent once during 2022.

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

The Nominating and Corporate Governance Committee consists of Bruce Stroever, Erick Lucera, and Sid Angle, with Dr. Angle acting as Chairman. The Nominating and Corporate Governance Committee met or acted by written consent once during 2022.

The following Board Diversity Matrix presents our Board Diversity statistics, in accordance with Nasdaq Rule 5606, as self-disclosed by the directors. While the Board satisfies minimum objectives of Nasdaq Rule 5605(f)(2), the Board will continue to consider the diversity of the Board in its selection of director nominees.

BOARD DIVERSITY MATRIX (as of March 28, 2023)

Total Number of Directors	4
	Female	Male	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	3	1

Part II: Demographic Background
Asian	-	1	-

White	-	2	-

Did Not Disclose Demographic Background	1

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except Bruce Stroever, Erick Lucera and Sid Angle each failed to file a reports of one transaction.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by its named executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)(1)	All Other Compensation ($)	Total Compensation ($)

Jeffrey Frelick, Chief Executive Officer and President	2022	$300,000	$37,750	$7,965	$-		$-		$345,715
	2021	$240,000		$-	$-		$45,000		$290,000

Deina Walsh, Chief Financial Officer(2)	2022	$200,000	$18,875	$3,983	$-		$-	$-	$222,858
	2021	$-		$-	$-		$-	$21,100	$21,100

(1)	Pursuant to the October 2016 Note Purchase Agreement, management agreed to defer 20% of earned compensation. This stipulation was met with the closing of the October 2021 Primary Offering.

(2)	From June 28, 2019 through January 2, 2022, Ms. Deina Walsh, our Chief Financial Officer, was employed through an independent contractor agreement. On December 17, 2021, Bone Biologics Corporation entered into a revised employment agreement with Ms. Walsh to become full time. The employment agreement was effective January 3, 2022.

Our 2015 Equity Incentive Plan was approved by majority shareholder consent on December 30, 2015 and all options outstanding as of the effective date were cancelled and re-issued under the new plan at current plan terms.

●	Base Salary: The Company’s base salaries are designed as a means to provide a fixed level of compensation in order to attract and retain talent. The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and the strength of our business.

●	Performance-Based Cash Awards: As part of the Company’s executive compensation program, the board intends to establish an annual performance-based cash award program for our executive officers and other key employees based upon individual performance and the Company’s performance. The award program will also be designed to reinforce the Company’s goals and then current strategic initiatives. The annual performance-based cash awards will be based on the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the compensation committee and our Board of Directors. Following the end of each fiscal year, the compensation committee will be responsible for determining the bonus amount payable to the executive officer based on the achievement of the Company’s performance and the individual performance metrics established for such executive.

●	Long-Term Equity Awards: Our Board of Directors believes that equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interest with those of our stockholders. We grant annual equity awards to our executive officers under our 2015 Equity Incentive Plan. Our Board of Directors adopted and approved the following 2015 Equity Incentive Plan and intends to submit it for approval by our stockholders.

●	2015 Equity Incentive Plan: We have 1,077,529 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

●	Awards may be granted under our 2015 Equity Incentive Plan to our employees, including officers, director or consultants, and our present or future affiliated entities. While we may grant incentive stock options only to employees, we may grant non-statutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock based awards to any eligible participant.

●	The 2015 Equity Incentive Plan will be administered by our compensation committee. Subject to the provisions of our 2015 Equity Incentive Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2015 Equity Incentive Plan and awards granted under our 2015 Equity Incentive Plan.

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

For the year ended December 31, 2022, Mr. Frelick’s bonus accrual was $37,750 cash and 37,750 stock options. There was no bonus accrual during the year ended December 31, 2021.

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

Deina H. Walsh, Chief Financial Officer:

Ms. Walsh was retained through an independent contractor agreement through December 31, 2021. On December 17, 2021, Bone Biologics Corporation entered into a revised Employment Agreement with Deina H. Walsh. The Employment Agreement was effective January 3, 2022.

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

For the year ended December 31, 2022, Ms. Walsh’s bonus accrual was $18,875 cash and 18,875 stock options.

Stock Options: On January 3, 2022, Ms. Walsh received a stock option grant whereby she is entitled to 25,000 shares of Common Stock of the Company as of the date of the grant on the condition that i) the exercise price will be the current market price on the date of the grant; and ii) the options will be issued with a two-year maturity. Any portion of this stock option grant that is not exercised on the date of termination shall be forfeited on such date of termination except: (i) in the case of Termination by the Company Without Cause; and (ii) upon a Change in Control (as defined in the Equity Incentive Plan) of the Company. To allow Ms. Walsh to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, Ms. Walsh shall be provided an opportunity to invest in the Company such that her interest, at her option, remains undiluted or partially diluted.

Our compensation committee believes the agreements and other incentives granted to these named executive officers align our named executive officers’ interests with those of our stockholders. Our compensation committee and board of directors continues to evaluate our executive compensation program with a view toward motivating our named executive officers to meet our strategic operational and financial goals in the best interests of our stockholders.

Potential Payments upon Termination of Change in Control

None.

Changes to Potential Payments upon Termination of Change in Control

None.

Consulting Agreements for Executives

None other than noted above.

Grants of Plan-Based Awards

None.

Executives Outstanding Equity Awards at Fiscal Year End

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Frelick, Chief Operating Officer	January 1, 2022	50,000	-	-	$3.72	January 1, 2024	-	-	-	-
	May 27, 2016	10,765	-	-	$51.25	May 27, 2026	-	-	-	-
	December 28, 2015	41,624	-	-	$39.75	December 27, 2025	-	-	-	-
Deina Walsh, Chief Financial Officer	January 3, 2022	25,000	-	-	$3.72	January 3, 2024	-	-	-	-

Director Compensation

The following table shows information regarding the compensation earned during the year ended December 31, 2022 by the members of our board of directors.

Name	Fees Earned or Paid in Cash	Option Awards	Share Awards	Total
Bruce Stroever	$30,000	$56,678	-	$86,678
Don Hankey(1)	-	-	-	-
Erick Lucera	30,000	56,678	-	86,678
Sid Angle	30,000	56,678	-	86,678
Stephen R. La Neve(1)(2)	-	-	-	-

Total	$90,000	$170,034	$-	$260,034

(1)	Non-independent director. No compensation paid per our Non-Employee Director Compensation Policy.

(2)	Resigned effective December 18, 2022.

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

Equity Compensation

Equity awards will be granted under our 2015 Equity Incentive Plan or any successor equity incentive plan (the “Plan”). All stock options granted under this Director Compensation Policy will be Nonstatutory Stock Options (as defined in the Plan), with a term of ten years from the date of grant and an exercise price per share equal to 100% of the Fair Market Value (as defined in the Plan) of the underlying common stock of the Company (“Common Stock”) on the date of grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2023 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors, executive officers and director nominees as a group. As of March 28, 2023, there were 16,702,912 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person currently owns or has the right to acquire within 60 days of March 28, 2023. With respect to options and warrants, this would include options and warrants that are currently exercisable within 60 days. With respect to convertible securities, this would include securities that are currently convertible within 60 days.

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

Name of Beneficial Owner or Identity of Group	Title of Class	Shares(1)		Percentage

5% or greater stockholders:

Knight Insurance Company, Ltd. 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	2,469,281	(2)	14.6%

Sabby Management LLC 115 Hidden Hills Dr. Spicewood, TX 78669	Common Stock	1,237,205		7.4%

Ionic Ventures, LLC 3053 Fillmore St. Suite 256 San Francisco, CA 94123	Common Stock	788,747	(10)	4.9%

Executive Officers and Directors:

Don R. Hankey 4751 Wilshire Blvd #110 Los Angeles, CA 90010	Common Stock	7,144,395	(3)	41.7%

Jeffrey Frelick, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	143,237	(4)	0.9%

Deina H. Walsh, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	43,875	(5)	0.3%

Bruce Stroever, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	39,305	(6)	0.2%

Erick Lucera, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	59,305	(7)	0.4%

Sid Angle, 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803	Common Stock	59,305	(8)	0.4%

Total Officers and Directors as a Group (6 persons)	Common Stock	7,445,546	(9)	42.7%

(1)	Based on 16,702,912 issued and outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable 60 days from our report date.

(2)	Knight Insurance Company, Ltd. is the beneficial owner of 2,312,918 shares and 156,363 shares issuable upon exercise of warrants consisting of 1,466,603 shares and 99,148 shares issuable upon exercise of warrants held by Knight Insurance Company, Ltd., 285,438 shares and 19,297 shares issuable upon exercise of warrants held by Knightbrook Insurance Company which is a wholly owned subsidiary of Knight Insurance Company, Ltd. and 560,877 shares and 37,918 shares issuable upon exercise of warrants held by Knight Specialty Insurance Company a wholly owned subsidiary of Knight Insurance Company, Ltd.

(3)	Mr. Hankey is the beneficial owner of 6,702,016 shares and 442,379 shares issuable upon exercise of warrants of the Company consisting of 4,279,721 shares and 280,764 shares issuable upon exercise of warrants owned by the Don Hankey Trust (the “Trust”) of which Mr. Hankey is the Trustee, 31,696 shares held by H&H Funding LLC of which Mr. Hankey is the sole manager, 77,681 shares and 5,252 shares issuable upon exercise of warrants held by Knight Services, Inc. which is 100% owned by the Trust, and Knight Insurance Company, Ltd. the beneficial owner of 2,312,918 shares and 156,363 shares issuable upon exercise of warrants consisting of 1,466,603 shares and 99,148 shares issuable upon exercise of warrants held by Knight Insurance Company, Ltd., 285,438 shares and 19,297 shares issuable upon exercise of warrants held by Knightbrook Insurance Company which is a wholly owned subsidiary of Knight Insurance Company, Ltd. and 560,877 shares and 37,918 shares issuable upon exercise of warrants held by Knight Specialty Insurance Company a wholly owned subsidiary of Knight Insurance Company, Ltd.

(4)	Includes 140,140 shares underlying stock options exercisable within 60 days.

(5)	Includes 43,875 shares underlying stock options exercisable within 60 days.

(6)	Includes 39,305 shares underlying stock options exercisable within 60 days.

(7)	Includes 59,305 shares underlying stock options exercisable within 60 days.

(8)	Includes 59,305 shares underlying stock options exercisable within 60 days.

(9)	Consists of 6,705,113 shares, 442,379 shares issuable upon exercise of warrants and 298,054 shares underlying stock options exercisable within 60 days.

(10)	Does not include an additional 1,717,652 shares issuable upon exercise of stock warrants which due to the blocker, the holder is prohibited from exercising if as a result of such exercise, the holder and its affiliates would beneficially own more than 4.99% of the then outstanding shares of the Company.

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

Director Independence

Our Board of Directors consists of four (4) members: Don Hankey, Bruce Stroever, Erick Lucera and Sid Angle. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that Bruce Stroever, Erick Lucera, and Sid Angle qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a) (2). Don Hankey would not qualify as “independent” under applicable Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the CEO and Chairman of the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table sets forth the aggregate fees billed to us during the years ended December 31, 2022 and 2021.

Audit Fees

	2022	2021
Weinberg & Company, P.A.	$76,194	$37,565

Audit Related Fees

There were no fees billed to us by Weinberg & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit related fees.

Tax Fees

	2022	2021
Foster, Griffith and Allen, Inc.	$6,650	$-

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.2	Certificate of Amendment as filed with the Delaware Secretary of State on October 18, 2021 (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 000-53078, filed October 15, 2021)

3.3	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 000-53078, filed March 8, 2022)

4.1	Warrant Agent Agreement including Form of Warrant between the Company and Equiniti (incorporated by reference to Exhibit 10.42 to current report on Form S-1, File No. 000-53078, filed October 15, 2021)

4.2	Warrant Agent Agreement including Form of Series A Warrant, Form of Series B Warrant and Form of Series C Warrant between the Company and Equiniti (incorporated by reference to Exhibit 4.2 to current report on Form S-1, File No. 001-40899, filed September 23, 2022)

10.1	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.2	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.2 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.3	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.4	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.5	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.6	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.7	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.8	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.9	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.10	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 16, 2019)

10.11	First Amendment to the Amended License Agreement dated August 13, 2020 between the Company and the Regents of the University of California (incorporated herein by reference to Exhibit 10.40 to current report on Form S-1/A, File No. 000-53078, filed October 7, 2021)

10.12	Employment Agreement dated December 17, 2021 between the Company and Deina Walsh (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed December 22, 2021)

10.13	Supply and Development Support Agreement dated March 3, 2022 between the Company and Musculoskeletal Transplant Foundation, Inc. (incorporated herein by reference to Exhibit 10.30 to current report on Form 10-K, File No. 000-53078, filed March 15, 2022)

10.14	Third Amendment to the Amended License Agreement dated June 8, 2022 between the Company and the Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 001-40899, filed June 9, 2022)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Weinberg & Company*

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2022.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2022.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Filed Herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023	BONE BIOLOGICS CORPORATION

	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Jeffrey Frelick
Jeffrey Frelick	Chief Executive Officer (Principal Executive Officer)	March 30, 2023

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023

/s/ Don R. Hankey
Don R. Hankey	Director	March 30, 2023

/s/ Bruce Stroever
Bruce Stroever	Director	March 30, 2023

/s/ Erick Lucera
Erick Lucera	Director	March 30, 2023

/s/ Siddhesh Angle
Siddhesh Angle	Director	March 30, 2023

Bone Biologics Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2022 the Company incurred a net loss and utilized cash flows in operations, and has had recurring losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warrant liability

As described in Note 3 to the financial statements, during the year ended December 31, 2022, the Company issued warrants that required management to assess whether the warrants required liability classification. The Company determined that the warrants were required to be accounted for as liabilities and recorded at fair value when issued and subsequently remeasured to fair value upon settlement or at the end of each reporting period. The Company’s warrant liability balance was $1.7 million at December 31, 2022. The Company determines the fair value of the warrant liabilities utilizing the Black-Scholes pricing model.

We identified auditing the determination and valuation of the warrant liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the warrants required liability classification and the significant judgements used in determining the fair value of the warrant liabilities. This required a high degree of auditor judgment and increased auditor effort in auditing the determination and valuation of the warrant liabilities.

The primary procedures we performed to address this critical audit matter included:

●	We inspected and reviewed the warrant agreements to evaluate the Company’s determination of whether liability accounting was required.
●	We tested the reasonableness of the assumptions used by the Company in the Black-Scholes model, including exercise price, expected term, expected volatility, and risk-free interest rate.
●	We developed an independent expectation of the warrant liability using a Black-Scholes model and compared our independent expectation to the Company’s estimate.

We have served as the Company’s auditor since 2017.

/s/Weinberg & Company, P.A.

Los Angeles, California

March 30, 2023

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets

Current Assets
Cash	$7,538,312	$6,675,365
Prepaid expenses	956,925	-

Total assets	$8,495,237	$6,675,365

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$888,461	$99,909
Warrant liability	1,659,468	-

Total current liabilities	2,547,929	99,909

Total liabilities	2,547,929	99,909

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 15,301,986 and 10,350,574 shares issued and outstanding at December 31, 2022 and 2021, respectively	15,300	10,350
Additional paid-in capital	77,892,235	77,040,713
Accumulated deficit	(71,960,227)	(70,475,607)

Total stockholders’ equity	5,947,308	6,575,456

Total liabilities and stockholders’ equity	$8,495,237	$6,675,365

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	1,579,298	82,044
General and administrative	2,085,875	1,021,032

Total operating expenses	3,665,173	1,103,076

Loss from operations	(3,665,173)	(1,103,076)

Other income (expenses)
Finance cost related to public offering	(731,714)	-
Change in fair value of warrant liability	2,912,267	-
Interest expense - related party	-	(805,109)
Gain on forgiveness of deferred compensation	-	297,500
Total other income (expenses)	2,180,553	(507,609)

Net loss	$(1,484,620)	$(1,610,685)

Weighted average shares outstanding - basic and diluted	11,423,074	4,541,861

Loss per share - basic and diluted	$(0.13)	$(0.35)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	12,273,036	$12,273	$55,160,339	$(68,864,922)	$(13,692,310)

Fair value of vested stock options issued to employees and Directors	-	-	207,035	-	207,035

Proceeds from sale of common stock units in public offering, net of offering costs $1,073,311	1,510,455	1,510	6,857,333	-	6,858,843

Shares issued upon debt and accrued interest conversion	5,928,774	5,929	14,816,006	-	14,821,935

Cancellation of collateral shares upon debt conversion	(9,361,702)	(9,362)	-	-	(9,362)

Share adjustment for stock split rounding	11	-	-	-	-

Net Loss	-	-	-	(1,610,685)	(1,610,685)

Balance at December 31, 2021	10,350,574	10,350	77,040,713	(70,475,607)	6,575,456

Fair value of vested stock options issued to employees and directors	-	-	266,633	-	266,633

Proceeds from sale of common stock units in public offering, net of offering costs $686,822	3,777,778	3,777	4,426,083	-	4,429,860

Fair value of warrant liability recognized upon issuance of warrants	-	-	(4,429,860)	-	(4,429,860)

Exercise of warrants	1,173,629	1,173	(1,173)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	589,839	-	589,839

Share adjustment for October 2021 stock split rounding	5	-	-	-	-

Net Loss	-	-	-	(1,484,620)	(1,484,620)

Balance at December 31, 2022	15,301,986	$15,300	$77,892,235	$(71,960,227)	$5,947,308

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2022		Year Ended December 31, 2021

Cash flows from operating activities
Net loss		$(1,484,620)	$(1,610,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		266,633	207,035
Finance cost related to public offering		731,714	-
Change in fair value of warrant liability		(2,912,267)	-
Interest payable – related party		-	793,051
Gain on forgiveness of deferred compensation		-	(297,500)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(956,925)	-
Accounts payable and accrued expenses		788,552	(365,487)
Deferred compensation		-	45,000

Net cash used in operating activities		(3,566,913)	(1,228,586)

Cash flows from financing activities
Cash overdraft		-	(10,609)
Proceeds from sale of common stock units in public offering, net of offering costs		4,429,860	6,858,843
Proceeds from credit facilities – related party		-	1,055,717

Net cash provided by financing activities		4,429,860	7,903,951

Net increase in cash		862,947	6,675,365

Cash, beginning of year		6,675,365	-
Cash, end of year		$7,538,312	$6,675,365

Supplemental information
Interest paid - related party		$-	$12,059
Income taxes paid		$-	$-

Non-cash financing activities
Issuance of shares upon cashless exercise of warrants	$		$-
Common shares issued upon conversion of Related Party Notes Payable and credit facilities		$-	$14,821,935

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Notes to Consolidated Financial Statements

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., (“Merger Sub”), and Bone Biologics, Inc., Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics Inc. remaining as the surviving corporation. On September 22, 2014, the Company changed its name to “Bone Biologics Corporation” and Bone Biologics, Inc. became a wholly owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on September 9, 2004.

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform, has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBM will be classified as a device/drug combination product with a pre-market approval filing (“PMA”).

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

On October 12, 2021, an amendment to our certificate of incorporation for a reverse split of the Company’s outstanding common stock at a ratio of 1 for 2.5 became effective. On June 24, 2021, our board of directors authorized the amendment which became effective upon distribution to the stockholders of the Company and in conjunction with the Company’s Common Stock being listed on the Nasdaq Capital Market. Our common stock became listed on the Nasdaq Capital Market on October 13, 2021. All share and per share amounts have been retro-actively restated as if the reverse split occurred at the beginning of the earliest period presented.

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2022 has incurred accumulated losses of approximately $72 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $8.8 million. The accompanying consolidated financial statements for the year ended December 31, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1,484,620, and used net cash in operating activities of $3,566,913 during the year ended December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 12, 2022, the Company completed a public equity offering, generating gross proceeds to the Company of $5,100,000, and net proceeds, after underwriters discounts and expenses, of approximately $4,454,000 (see Note 5).

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the accrual for potential liabilities, the valuation of debt and equity instruments, the valuation of stock options and warrants issued for services, and deferred tax valuation allowances. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

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

There were no financial instruments measured on a recurring basis outstanding as of December 31, 2022. The fair value of financial instruments measured on a recurring basis was as follows as of December 31, 2022:

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,659,468	—	—	$1,659,468
Total liabilities at fair value	$1,659,468	—	—	$1,659,468

As of December 31, 2021, there was no warrant liability. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the years ended December 31, 2022 as follows:

2022
Warrant liability
Balance as of beginning of period – December 31, 2021	$-
Fair value of warrant liability recognized upon issuance of warrants	5,161,574
Extinguishment of warrant liability upon exercise of warrants	(589,839)
Change in fair value	(2,912,267)
Balance as of end of period – December 31, 2022	$1,659,468

The Company’s financial instruments are cash, accounts payable and the warrant liability. The recorded values of cash, and accounts payable approximate their values based on their short-term nature.

Prepaid Expenses

At December 31, 2022, prepaid expenses consist of prepaid insurance and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $956,925 and $-0- in prepaid expenses December 31, 2022 and 2021, respectively.

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

Patents and Licenses

Effective April 9, 2019, we entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 and amended through three sets of amendments (as so amended the “Amended License Agreement”) with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. See Note 7 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of NELL-1, which was de minimis, and costs to file patent applications related to NELL-1.

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

Stock Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions to employees and non-employes. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts are accrued as of December 31, 2022 and 2021.

Loss per Common Share

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding during the period. All collateral shares were returned and cancelled on October 13, 2021 when the outstanding debt was converted. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the years ended December 31, 2022 and 2021, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of December 31, 2022 and 2021:

	December 31,
	2022	2021

Warrants	13,844,354	1,827,650
Stock options	452,829	241,128
	14,297,183	2,068,778

New Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Warrant Liability

In October 2022, the Company completed a public equity offering (see Note 5), which included the issuance of 13,001,445 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	December 31, 2022	October 12, 2022 (date issued)
Warrant liability:
Risk-free interest rate	4.26%	4.12%
Expected volatility	112.58%	112.73%
Expected life (in years)	4.78	5.0
Expected dividend yield	-	-

Fair Value:
Warrant liability	$1,659,468	$5,161,574

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends.

4. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2022	December 31, 2021

Current:
Federal	$-	$-
State	-	-

Total current	-	-

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$-	$-

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2022	December 31, 2021

Deferred tax assets
Net operating losses	$10,971,000	$9,189,000
Accrued expenses	692,000	693,000
R&D credits	938,000	624,000
Stock compensation	7,751,000	8,287,000

Total	20,352,000	18,793,000

Less: Valuation allowance	(20,352,000)	(18,793,000)

	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2022 and 2021 were approximately $35,757,000 and $32,673,000, respectively, and will begin to expire in 2027 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $20,352,000 at December 31, 2022. The net change in the valuation allowance for the year ended December 31, 2022 was $1,559,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	24.9%	6.2%
Nondeductible permanent items	(4.4)%	(0.1)%
Deferred tax rate change	-%	-%
Research and development credit	21.1%	0.3%
Change in valuation allowance	(62.6)%	(27.4)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2022 and 2021. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2022 and 2021, the Company had an aggregate of 15,301,986 and 10,350,574 shares of common stock outstanding, respectively.

2022

On October 12, 2022, the Company completed a public offering of 3,777,778 units (the “2022 Units”) at a price of $1.35 per unit, generating gross proceeds to the Company of $5,100,000, and net proceeds, after underwriters discounts and expenses, of approximately $4,454,000. Each unit consists of: (i) one share of common stock, par value $0.001 per share; (ii) one Series A warrant to purchase one share of common stock at an exercise price equal to $1.62 per share (120% of the per 2022 Unit offering price), exercisable until the fifth anniversary of the issuance date; (iii) one Series B warrant to purchase one share of common stock at an exercise price equal to $1.35 per share (100% of the per 2022 Unit offering price), exercisable until the fifth anniversary of the issuance date; and (iv) one Series C warrant to purchase one share of common stock at an exercise price equal to $2.16 per share (160% of the per 2022 Unit offering price), exercisable until the fifth anniversary of the issuance date.

The underwriter also received 188,888 warrants as part of the offering at an exercise price of $1.62 per common share representing 5% of the raise.

In October 2022, 1,173,629 Series C warrants were exchanged for 1,173,629 shares of common stock.

2021

On October 15, 2021, the Company completed a public offering (the “October 2021 Primary Offering”) of 1,510,455 units (the “2021 Units”). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (the “Common Stock”), and one warrant (a “Warrant”) to purchase one share of Common Stock for $6.30 per share. The Units were sold at a price of $5.25 per Unit, generating net proceeds to the Company of $6,858,843. The Company granted to WallachBeth Capital LLC, the underwriter in the Offering, a 45-day option to purchase up to 226,568 additional shares of Common Stock and/or 226,568 Warrants to cover over-allotments, if any. The underwriter has exercised its option with respect to the Warrants. WallachBeth also received 90,627 warrants as part of the October 2021 Primary Offering at an exercise price of $6.30 per common share representing 6% of the raise.

During October 2021, Hankey Capital converted all the outstanding convertible notes in accordance with the original term of the note agreements ($12,767,894 in principal amount and $2,054,041 of accrued interest) into 5,928,774 shares of our common stock and 9,361,702 collateral shares were cancelled.

6. Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2022 and 2021 are presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2020	91,841	$14.88	0.34
Granted – 2021	1,827,650	6.30	5.00
Forfeited/Expired – 2021	(91,841)	-	-
Exercised – 2021	-	-	-
Outstanding as of December 31, 2021	1,827,650	$6.30	4.79
Granted – 2022	13,190,333	1.63	5.00
Forfeited/Expired – 2022	-	-	-
Exercised – 2022	(1,173,629)	-	4.78
Outstanding as of December 31, 2022	13,844,354	$1.78	4.65

As of December 31, 2022, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$6.30	1,827,650	October 13, 2026
October 2022	$1.62	4,522,703	October 12, 2027
October 2022	$1.35	4,333,815	October 12, 2027
October 2022	$0.00	3,160,186	October 12, 2027
Total outstanding warrants at December 31, 2022		13,844,354

Based on a fair market value of $0.21 per share on December 31, 2022, there 3,160,186 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2022 was $663,639.

7. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 1,077,529 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

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

A summary of stock option activity for the years ended December 31, 2022 and 2021 are presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	226,418	$37.00	4.65	$-
Granted – 2021	48,847	4.24	10.00	-
Forfeited/Expired – 2021	(34,137)	40.48	-	-
Exercised – 2021	-	-	-	-
Outstanding as of December 31, 2021	241,128	$32.76	5.43	$-
Granted – 2022	211,701	2.60	7.17	-
Forfeited/Expired – 2022	-	-	-	-
Exercised – 2022	-	-	-	-
Outstanding as of December 31, 2022	452,829	$16.84	5.60	$-
Options vested and exercisable at December 31, 2022	397,560	$18.97	5.04	$-

As of December 31, 2022, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$39.75	41,624	December 27, 2025
September 2015	$39.75	8,000	December 27, 2025
November 2015	$39.75	48,986	December 27, 2025
December 2015	$39.75	2,228	December 27, 2025
January 2016	$39.75	51,032	January 9, 2026
May 2016	$51.25	10,766	May 26, 2026
September 2016	$51.25	3,973	May 31, 2026
January 2017	$51.25	2,142	January 1, 2027
January 2018	$49.25	1,566	January 1, 2028
January 2019	$2.35	21,964	January 1, 2029
October 2021	$5.25	48,847	October 26, 2031
January 2022	$3.52	26,166	January 1, 2032
January 2022	$3.72	50,000	January 1, 2024
January 2022	$3.72	25,000	January 3, 2024
August 2022	$1.61	110,535	August 23, 2032

Total outstanding options at December 31, 2022		452,829

Based on a fair value of $0.21 per share on December 31, 2022, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2022.

There were 211,701 options granted during the year ended December 31, 2022 with a fair value of $321,592. Vesting of options differs based on the terms of each option. During the year ended December 31, 2022 and 2021, the Company had stock-based compensation expense of $266,633 and $207,035, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Risk free interest rate	0.39% - 3.157%	1.21%
Expected life (in years)	1.00 - 5.87	2 - 10
Expected Volatility	96.24% - 112.54%	113.93%
Expected dividend yield	0%	0%

At December 31, 2022, management determined that the Company has limited trading history by which to determine the volatility of its own common stock price. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

As of December 31, 2022, total unrecognized compensation cost related to unvested stock options was $54,959. The cost is expected to be recognized over a weighted average period of 0.37 years.

8. Commitments and Contingencies

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, we entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019 and amended through three sets of amendments (as so amended the “Amended License Agreement”) with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant us exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion by local administration, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

We have agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as pay certain royalties to UCLA TDG under the Amended License Agreement at the rate of 3.0% of net sales of licensed products or licensed methods. We must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, we also must pay a minimum annual royalty between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay any third party any royalties as a result of us making use of UCLA TDG patents, then we may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA TDG patent, then we will pay UCLA TDG 10% to 20% of the sublicensing income we receive from such sublicense.

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

Our obligation to pay the Diligence Fee will survive termination or expiration of the agreement and we are prohibited from assigning, selling, or otherwise transferring any of its assets related to any Licensed Product unless our Diligence Fee obligation is assigned, sold, or transferred along with such assets, or unless we pay UCLA TDG the Diligence Fee within ten (10) days of such assignment, sale or other transfer of such rights to any Licensed Product.

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

As of December 31, 2022, none of the above milestones has been met.

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

Payments to UCLA TDG under the Amended License Agreement for the years ended December 31, 2022 and 2021 were $25,623 and $45,500, respectively.

Development Contracts

During the year ended December 31, 2022, the Company entered into two contracts with one vendor for development activities of NELL-1. At December 31, 2022, there was $295,990 of prepaid expenses and $755,359 in accounts payable for this vendor. Amounts remaining for services contained within the contracts was $5,625,731 at December 31, 2022.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In July 2019, Dr. Bessie (Chia) Soo and Dr. Kang (Eric) Ting (“Plaintiffs”) filed a complaint (the “Complaint”) in federal court in Massachusetts against the Company, Bruce Stroever (“Stroever”), John Booth (“Booth”), Stephen LaNeve (“LaNeve”, and together with Stroever and Booth, the “Individual Defendants”), and MTF Biologics (f/k/a The Musculoskeletal Transplant Foundation, Inc.) (“MTF”). The Complaint alleges claims for breach of contract against the Company and tortious interference with contract against the Individual Defendants and MTF arising from the termination of the Professional Service Agreements, dated as of January 8, 2016, between the Company and each of the Plaintiffs. The Individual Defendants have been sued for actions taken by them in connection with their service to the Company as directors and/or officers of the Company. As such, the Company has certain indemnification obligations to the Individual Defendants. The Company and the Individual Defendants intend to vigorously defend against the allegations in the Complaint. Although the Complaint was filed several years ago, due to the Covid-19 Pandemic and long delays in the court ruling on various motions to dismiss, in terms of case progression the case is still in its early stages with the claims in the case not being set until April 2022 and preliminary discovery starting since then. Based on the early stage of the litigation, it is not possible to estimate the amount or range of any possible loss arising from the expenditure of defense fees, a judgment or settlement of the matter.

NASDAQ Notice

On November 17, 2022, the Company received a written notice from the NASDAQ Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until May 16, 2023, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending May 16, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on the Nasdaq Capital Market during the compliance period(s).

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

9. Subsequent Events

On January 25, 2023, the Company’s CEO, Mr. Frelick, received a stock option grant for 2022 bonus achievements whereby he is entitled to 37,750 shares of Common Stock of the Company as of the date of the grant. Also on January 25, 2023, the Company’s CFO, Ms. Walsh, received a stock option grant for 2022 bonus achievements whereby she is entitled to 18,750 shares of Common Stock of the Company as of the date of the grant.

The grants were made on the condition that i) the exercise price will be the current market price on the date of the grant; and ii) the options will be issued with a two-year maturity. Any portion of this stock option grant that is not exercised on the date of termination shall be forfeited on such date of termination except: (i) in the case of Termination by the Company Without Cause; and (ii) upon a Change in Control (as defined in the Equity Incentive Plan) of the Company. To allow Mr. Frelick or Ms. Walsh to prevent or mitigate dilution of their equity interests in the Company, in connection with each financing, Mr. Frelick or Ms. Walsh shall be provided an opportunity to invest in the Company such that their interest, at their option, remains undiluted or partially diluted.

