Form 10-Q
period 2023-03-31
Bone Biologics Corp
filed 2023-05-15
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐ Yes ☒ No

As of May 1, 2023, there were 16,702,912 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash	$6,188,319	$7,538,312
Prepaid expenses	595,434	956,925

Total assets	$6,783,753	$8,495,237

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$2,279,194	$888,461
Warrant liability	1,732,160	1,659,468

Total current liabilities	4,011,354	2,547,929

Total liabilities	4,011,354	2,547,929

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 16,702,912 and 15,301,986 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	16,701	15,300
Additional paid-in capital	78,425,824	77,892,235
Accumulated deficit	(75,670,126)	(71,960,227)

Total stockholders’ equity	2,772,399	5,947,308

Total liabilities and stockholders’ equity	$6,783,753	$8,495,237

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(unaudited)	(unaudited)
Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Research and development	2,590,645	36,400
General and administrative	556,892	653,099

Total operating expenses	3,147,537	689,499

Loss from operations	(3,147,537)	(689,499)

Other income (expenses)
Change in fair value of warrant liability	(562,918)	-
Interest income	556	-

Net loss	$(3,709,899)	$(689,499)

Weighted average shares outstanding - basic and diluted	16,115,577	10,350,579

Loss per share - basic and diluted	$(0.23)	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2022	15,301,986	$15,300	$77,892,235	$(71,960,227)	$5,947,308

Fair value of vested stock options issued to employees and directors	-	-	44,764	-	44,764

Exercise of warrants	1,400,926	1,401	(1,401)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	490,226	-	490,226

Net Loss	-	-	-	(3,709,899)	(3,709,899)

Balance at March 31, 2023	16,702,912	$16,701	$78,425,824	$(75,670,126)	$2,772,399

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2021	10,350,574	$10,350	$77,040,713	$(70,475,607)	$6,575,456

Fair value of vested stock options issued to employees and directors	-	-	152,844	-	152,844

Share adjustment for October 2021 stock split rounding	5	-	-	-	-

Net Loss	-	-	-	(689,499)	(689,499)

Balance at March 31, 2022	10,350,579	$10,350	$77,193,557	$(71,165,106)	$6,038,801

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(3,709,899)	$(689,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	44,764	152,844
Change in fair value of warrant liability	562,918	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	361,491	(279,128)
Accounts payable and accrued expenses	1,390,733	(44,996)

Net cash used in operating activities	(1,349,993)	(860,779)

Net decrease in cash	(1,349,993)	(860,779)

Cash, beginning of period	7,538,312	6,675,365
Cash, end of period	$6,188,319	$5,814,586

Supplemental information
Income taxes paid	$-	$-

Non-cash financing activities
Issuance of shares upon cashless exercise of warrants	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2023

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

Going Concern

The Company has no significant operating history and since inception to March 31, 2023 has incurred accumulated losses of approximately $75.7 million. The Company will continue to incur significant expenses for development activities for its product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $9.8 million. The accompanying consolidated financial statements for the three months ended March 31, 2023 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $3.7 million, and used net cash in operating activities of $1.3 million during the three months ended March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2023, we had cash of $6.2 million. Available cash is expected to fund up to commencement of our pilot clinical study.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023 (the “2022 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 and notes thereto included in the 2022 Annual Report.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2023 or for any other period.

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

While the Company and its bank has not been directly affected by the recent failures of certain banks, the banking industry overall has experienced disruption and uncertainty, which could put additional pressures on the Company’s bank and other banks, and may negatively impact the availability and costs for various banking and investment offerings. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

The fair value of financial instruments measured on a recurring basis was as follows as of March 31, 2023:

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,732,160	—	—	$1,732,160
Total liabilities at fair value	$1,732,160	—	—	$1,732,160

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three period ended March 31, 2023 as follows:

March 31, 2023
Warrant liability
Balance as of beginning of period – December 31, 2022	$1,659,468
Extinguishment of warrant liability upon exercise of warrants	(490,226)
Change in fair value	562,918
Balance as of March 31, 2023	$1,732,160

The Company believes the carrying amount of certain financial instruments, including cash and accounts payable approximate their values based on their short-term nature and are excluded from the fair value tables above.

Prepaid Expenses

At March 31, 2023, prepaid expenses consist of prepaid insurance and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $595,434 and $956,925 in prepaid expenses as of March 31, 2023 and December 31, 2022, respectively.

Stock Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions to employees and non-employees. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

Loss per Common Share

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options and warrants are anti-dilutive for the three months ended March 31, 2023 and 2022, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, and convertible debt as of March 31, 2023 and 2022:

	March 31,
	2023	2022
Warrants	12,443,428	1,827,650
Stock options	509,454	342,294
	12,952,882	2,169,944

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

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Warrant Liability

In October 2022, the Company completed a public equity offering, which included the issuance of 13,001,445 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	March 31, 2023	December 31, 2022
Warrant liability:
Risk-free interest rate	3.67%	4.26%
Expected volatility	115.06%	112.58%
Expected life (in years)	4.54	4.78
Expected dividend yield	-	-

Fair Value:
Warrant liability	$1,732,160	$1,659,468

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2023 and December 31, 2022, the Company had an aggregate of 16,702,912 and 15,301,986 shares of common stock outstanding, respectively.

In February 2023, 1,400,926 Series C warrants were exchanged for 1,400,926 shares of common stock.

5. Common Stock Warrants

A summary of warrant activity for the three months ended March 31, 2023 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2022	13,844,354	$1.78	4.65
Granted – 2023	-	-	-
Forfeited/Expired – 2023	-	-	-
Exercised – 2023	(1,400,926)	4.54	4.78
Outstanding as of March 31, 2023	12,443,428	$1.98	4.39

As of March 31, 2023, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$6.30	1,827,650	October 13, 2026
October 2022	$1.62	4,522,703	October 12, 2027
October 2022	$1.35	4,333,815	October 12, 2027
October 2022	$0.00	1,759,260	October 12, 2027
Total outstanding warrants at March 31, 2023		12,443,428

Based on a fair market value of $0.26 per share on March 31, 2023, there 1,759,260 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2023 was $454,769.

6. Stock-based Compensation

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

A summary of stock option activity for the three months ended March 31, 2023 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	452,829	$16.84	5.60	$-
Granted – 2023	56,625	0.24	2.00	-
Forfeited/Expired – 2023	-	-	-	-
Exercised – 2023	-	-	-	-
Outstanding as of March 31, 2023	509,454	$15.00	4.82	$1,048
Options vested and exercisable at March 31, 2023	481,821	$15.76	4.55	$1,048

As of March 31, 2023, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$39.75	41,624	December 27, 2025
September 2015	$39.75	8,000	December 27, 2025
November 2015	$39.75	48,986	December 27, 2025
December 2015	$39.75	2,228	December 27, 2025
January 2016	$39.75	51,032	January 9, 2026
May 2016	$51.25	10,766	May 26, 2026
September 2016	$51.25	3,973	May 31, 2026
January 2017	$51.25	2,142	January 1, 2027
January 2018	$49.25	1,566	January 1, 2028
January 2019	$2.35	21,964	January 1, 2029
October 2021	$5.25	48,847	October 26, 2031
January 2022	$3.52	26,166	January 1, 2032
January 2022	$3.72	50,000	January 1, 2024
January 2022	$3.72	25,000	January 3, 2024
August 2022	$1.61	110,535	August 23, 2032
January 2023	$0.24	56,625	January 25, 2025

Total outstanding options at March 31, 2023		509,454

Based on a fair value of $0.26 per share on March 31, 2023, 56,625 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2023 was $1,048.

There were 56,625 options granted during the three months ended March 31, 2023 with a fair value of $11,948. Vesting of options differs based on the terms of each option. During the three months ended March 31, 2023 and 2022, the Company had stock-based compensation expense of $44,764 and $152,844, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the three months ended March 31, 2023 are as follows:

March 31, 2023
Risk free interest rate	4.67%
Expected life (in years)	1
Expected Volatility	136.03%
Expected dividend yield	0%

At March 31, 2023, management determined that the Company has limited trading history by which to determine the volatility of its own common stock price. Accordingly, the fair value of the options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

As of March 31, 2023, total unrecognized compensation cost related to unvested stock options was $22,140. The cost is expected to be recognized over a weighted average period of 0.25 years.

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

As of March 31, 2023, none of the above milestones has been met.

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

Payments to UCLA TDG under the Amended License Agreement for the three months ended March 31, 2023 and 2022 were $16,606 and $22,149, respectively.

Development Contracts

The Company has two contracts with one vendor for development activities of NELL-1. As of March 31, 2023, there was $28,200 of prepaid expenses and $2,132,791 in accounts payable for this vendor. Amounts remaining for services contained within the contracts was $3,648,991 as of March 31, 2023.

At March 31, 2021 there exists a concentration of payables to one vendor of approximately 96% of the Company’s payables.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until May 16, 2023, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending May 16, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement and (ii) notify Nasdaq of its intent to cure the deficiency. As of March 31, 2023, the Company did not meet the initial listing standard for stockholders’ equity applicable for the second compliance period. Accordingly, the Company expects that it will receive a notice that the Company’s securities will be subject to delisting. If such notice is received, the Company plans to appeal the delisting determination to the Nasdaq Listing Qualifications Panel. The Company can achieve compliance with the minimum closing bid price requirement if, during the appeal process, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on the Nasdaq Capital Market during any compliance period(s) or during the appeal process.

In connection with regaining compliance, on May 1, 2023, the Company received the approval of the requisite number of holders of the shares of our common stock to amend our certificate of incorporation to effect a reverse split of the shares of our common stock at a ratio of 1-for-20 to 1-for-50 (or any number in between), with the exact ratio to be set within such range in the discretion of our board of directors without further approval or authorization of our stockholders. We believe that the reverse split should increase our bid price such that we meet the minimum bid requirement required for maintaining our listing requirements for the Nasdaq Capital Market, although no assurance can be given that such reverse split will be sufficient to satisfy the minimum bid price requirements. Once the Company regains compliance with the minimum bid price requirement, the Company will then be subject to the continuing listing requirements regarding stockholders’ equity which the Company currently satisfies. If our common stock is delisted from Nasdaq, our common stock may be eligible for trading on the over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell the shares.

8. Subsequent Events

On May 1, 2023, the Company received the approval of the requisite number of holders of the shares of our common stock to amend our certificate of incorporation to effect a reverse split of the shares of our common stock at a ratio of 1-for-20 to 1-for-50 (or any number in between), with the exact ratio to be set within such range in the discretion of our board of directors without further approval or authorization of our stockholders. As of the date of the filing of these financial statements in the Company's quarterly report for the period ended March 31, 2023, on Form 10-Q, the reverse stock split has not been approved by the board of directors.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2022 and 2021 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2022, with the SEC on March 30, 2023. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

As of March 31, 2023, none of the above milestones has been met.

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

Payments to UCLA TDG under the Amended License Agreement for the three months ended March 31, 2023 and 2022 were $16,606 and $22,149, respectively.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until May 16, 2023, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending May 16, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement and (ii) notify Nasdaq of its intent to cure the deficiency. As of March 31, 2023, the Company did not meet the initial listing standard for stockholders’ equity applicable for the second compliance period. Accordingly, the Company expects that it will receive a notice that the Company’s securities will be subject to delisting. If such notice is received, the Company plans to appeal the delisting determination to the Nasdaq Listing Qualifications Panel. The Company can achieve compliance with the minimum closing bid price requirement if, during the appeal process, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on the Nasdaq Capital Market during any compliance period(s) or during the appeal process.

In connection with regaining compliance, on May 1, 2023, we received the approval of the requisite number of holders of the shares of our common stock to amend our certificate of incorporation to effect a reverse split of the shares of our common stock at a ratio of 1-for-20 to 1-for-50 (or any number in between), with the exact ratio to be set within such range in the discretion of our board of directors without further approval or authorization of our stockholders. We believe that the reverse split should increase our bid price such that we meet the minimum bid requirement required for maintaining our listing requirements for the Nasdaq Capital Market, although no assurance can be given that such reverse split will be sufficient to satisfy the minimum bid price requirements. Once the Company regains compliance with the minimum bid price requirement, the Company will then be subject to the continuing listing requirements regarding stockholders’ equity which the Company currently satisfies. If our common stock is delisted from Nasdaq, our common stock may be eligible for trading on the over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell the shares.

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

Three Months ended March 31, 2023 compared to the Three Months ended March 31, 2022

	Three-months ended March 31, 2023	Three-months ended March 31, 2022	% Change
Operating expenses
Research and development	$2,590,645	$36,400	7017.16%
General and administrative	556,892	653,099	(14.73)%

Total operating expenses	3,147,537	689,499	356.50%

Loss from operations	(3,147,537)	(689,499)	356.50%

Change in fair value of warrant liability	(562,918)	-	100.00%

Interest income	556	-	100.00%

Net loss	$(3,709,899)	$(689,499)	438.06%

Research and Development

Our research and development decreased from $36,400 during the three months ended March 31, 2022 to $2,590,645 during the three months ended March 31, 2023. The increase of $2,554,245 is primarily due to development activities for our Nell-1 protein. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses decreased from $653,099 during the three months ended March 31, 2022 to $556,892 during the three months ended March 31, 2023. The $96,207 decrease was due to the fair value of options issued in 2022.

Change in fair value of warrant liability

In October 2022, we completed a public equity offering, which included the issuance of 13,001,445 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. We have determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, we have classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at March 31, 2023.

Liquidity and Capital Resources

We have no significant operating history and since inception to March 31, 2023 has incurred accumulated losses of approximately $75.7 million. We will continue to incur significant expenses for development activities for our product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $9.8 million. The accompanying consolidated financial statements for the three months ended March 31, 2023 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $3,709,899, and used net cash in operating activities of $1,349,993 during the three months ended March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2023 and December 31, 2022, we had cash of $6,188,319 and $7,538,312, respectively.

On October 12, 2022, we completed a public equity offering, generating net proceeds to us of $4,429,860. Available cash is expected to fund up to commencement of our pilot clinical study.

We anticipate that it will require approximately $15 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

Cash Flows

Operating activities

During the three months ended March 31, 2023 and 2022, cash used in operating activities was $1,349,993 and $860,779, respectively. Cash expenditures for the three months ended March 31, 2023 increased primarily due to development activities for our Nell-1 protein.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2023. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

As of March 31, 2023, management assessed the effectiveness of our internal control over financial reporting and based on that assessment, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2023.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2023.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 15, 2023	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

