Form 10-Q
period 2023-06-30
Bone Biologics Corp
filed 2023-08-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(781) 552-4452

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	BBLG	The Nasdaq Capital Market
Warrants to Purchase Common stock, $0.001 par value per share	BBLGW	The Nasdaq Capital Market

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

As of August 11, 2023, there were 3,134,391 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash	$7,007,809	$7,538,312
Prepaid expenses	615,238	956,925

Total assets	$7,623,047	$8,495,237

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,689,095	$888,461
Warrant liability	241,160	1,659,468

Total current liabilities	1,930,255	2,547,929

Total liabilities	1,930,255	2,547,929

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 3,134,391 and 510,065 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,135	510
Additional paid-in capital	83,129,021	77,907,025
Accumulated deficit	(77,439,364)	(71,960,227)

Total stockholders’ equity	5,692,792	5,947,308

Total liabilities and stockholders’ equity	$7,623,047	$8,495,237

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	2,295,251	17,600	4,885,896	54,000
General and administrative	744,617	451,704	1,301,509	1,104,803

Total operating expenses	3,039,868	469,304	6,187,405	1,158,803

Loss from operations	(3,039,868)	(469,304)	(6,187,405)	(1,158,803)

Other expenses
Change in fair value of warrant liability	1,270,202	-	707,284	-
Interest income	428	-	984	-

Net Loss	$(1,769,238)	$(469,304)	$(5,479,137)	$(1,158,803)

Weighted average shares outstanding – basic and diluted	1,047,022	345,019	793,537	345,019

Loss per share – basic and diluted	$(1.69)	$(1.36)	$(6.90)	$(3.36)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three and Six Months ended June 30, 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2022	510,065	$510	$77,907,025	$(71,960,227)	$5,947,308

Fair value of vested stock options issued to employees and directors	-	-	44,764	-	44,764

Exercise of warrants	46,698	47	(47)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	490,226	-	490,226

Net Loss	-	-	-	(3,709,899)	(3,709,899)

Balance at March 31, 2023	556,763	557	78,441,968	(75,670,126)	2,772,399

Fair value of vested stock options issued to employees and directors	-	-	16,670	-	16,670

Exercise of warrants	39,506	40	(40)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	220,798	-	220,798

Proceeds from sale of common stock in public offering, net of offering costs $547,837	2,538,071	2,538	4,449,625	-	4,452,163

Share adjustment for stock split rounding	51	-	-	-	-

Net Loss	-	-	-	(1,769,238)	(1,769,238)

Balance at June 30, 2023	3,134,391	$3,135	$83,129,021	$(77,439,364)	$5,692,792

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three and Six Months ended June 30, 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	345,019	$345	$77,050,718	$(70,475,607)	$6,575,456

Fair value of vested stock options issued to employees and directors	-	-	152,844	-	152,844

Net Loss	-	-	-	(689,499)	(689,499)

Balance at March 31, 2022	345,019	$345	77,203,562	$(71,165,106)	$6,038,801

Fair value of vested stock options issued to employees and directors	-	-	18,748	-	18,748

Net Loss	-	-	-	(469,304)	(469,304)

Balance at June 30, 2022	345,019	$345	$77,222,310	$(71,634,410)	$5,588,245

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(5,479,137)	$(1,158,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,434	171,592
Change in fair value of warrant liability	(707,284)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	341,687	(204,359)
Accounts payable and accrued expenses	800,634	(29,273)

Net cash used in operating activities	(4,982,666)	(1,220,843)

Cash flows from financing activities
Proceeds from sale of common stock in public offering, net of offering costs	4,452,163	-

Net cash provided by financing activities	4,452,163	-

Net decrease in cash	(530,503)	(1,220,843)

Cash, beginning of period	7,538,312	6,675,365
Cash, end of period	$7,007,809	$5,454,522

Supplemental information
Income taxes paid	$-	$-

Non-cash financing activities
Issuance of shares upon cashless exercise of warrants	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months ended June 30, 2023 and 2022

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

The Company is a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to the Company through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the Food and Drug Administration that NELL-1/DBM will be classified as a device/drug combination product with a pre-market approval filing (“PMA”).

The production and marketing of the Company’s products and its ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, rendered unenforceable, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

On June 5, 2023, an amendment to the Company’s certificate of incorporation for a reverse split of the Company’s outstanding common stock at a ratio of 1-for-30 became effective. All share and per share amounts have been retro-actively restated as if the reverse split occurred at the beginning of the earliest period presented.

Going Concern

The Company has no significant operating history and since inception to June 30, 2023 has incurred accumulated losses of approximately $77.4 million. The Company will continue to incur significant expenses for development activities for its product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.1 million. The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2023, have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, during the six months ended June 30, 2023, the Company incurred a net loss of $5.5 million, and used net cash in operating activities of $5.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2023, we had cash of $7.0 million. Available cash is expected to fund through six month trial data reporting for our pilot clinical study.

We anticipate that we will require approximately $8.6 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

On June 16, 2023, the Company completed a public offering generating net proceeds to the Company of $4.5 million.

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

The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2023 or for any other period.

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

Significant estimates include the assumptions used in the accrual for potential liabilities, the valuation of the warrant liability, the valuation of debt and equity instruments, the valuation of stock options and warrants issued for services, and deferred tax valuation allowances. Actual results could differ from those estimates.

Novel Coronavirus (COVID-19)

On May 11, 2023, the United States Department of Health and Human Services declared the end of the COVID-19 Pandemic nationwide health emergency. While the Company’s operations have not been materially disrupted to date from the pandemic, the coronavirus impact on economic conditions nationally continues to be uncertain and could affect the Company’s results of operations, financial condition and liquidity in the future.

The coronavirus pandemic presents a challenge to medical facilities worldwide. As the Company’s clinical trials are conducted on an outpatient basis, there could be delays in and increased costs of such clinical trials as a result of the coronavirus pandemic.

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

The fair value of financial instruments measured on a recurring basis was as follows as of June 30, 2023:

	As of June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$241,160	—	—	$241,160
Total liabilities at fair value	$241,160	—	—	$241,160

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six period ended June 30, 2023 as follows:

June 30, 2023
Warrant liability
Balance as of beginning of period – December 31, 2022	$1,659,468
Extinguishment of warrant liability upon exercise of warrants	(711,024)
Change in fair value	(707,284)
Balance as of June 30, 2023	$241,160

The Company believes the carrying amount of certain financial instruments, including cash and accounts payable approximate their values based on their short-term nature and are excluded from the fair value tables above.

Prepaid Expenses

At June 30, 2023, prepaid expenses consist of prepaid insurance and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $615,238 and $956,925 in prepaid expenses as of June 30, 2023 and December 31, 2022, respectively.

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

Since the effects of outstanding options and warrants are anti-dilutive for the six months ended June 30, 2023 and 2022, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of June 30, 2023 and 2022:

	June 30,
	2023	2022
Warrants	375,296	60,922
Stock options	16,995	11,410
	392,291	72,332

New Accounting Standards

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

3. Warrant Liability

In October 2022, the Company completed a public equity offering, which included the issuance of 433,382 warrants. Upon the occurrence of certain transactions (“Fundamental Transactions,” as defined in the warrant agent agreement), the warrants provide for a value determined using a Black Scholes model with inputs calculated as described in the warrant agreement which includes a 100% floor on the volatility input to be utilized. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	June 30, 2023	December 31, 2022
Warrant liability:
Risk-free interest rate	4.31%	4.26%
Expected volatility	142.57%	112.58%
Expected life (in years)	4.29	4.78
Expected dividend yield	-	-

Fair Value of warrant liability	$241,160	$1,659,468

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We determine expected volatility based upon the historical volatility of our common stock since listing on The Nasdaq Capital Market. We do not believe that the future volatility of our common stock over an option’s expected term is likely to differ significantly from the past. The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends.

4. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued as of June 30, 2023 and December 31, 2022.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2023 and December 31, 2022, the Company had an aggregate of 3,134,391 and 510,065 shares of common stock outstanding, respectively.

In February 2023, 46,698 Series C warrants were exchanged for 46,698 shares of common stock.

In May 2023, 39,506 Series C warrants were exchanged for 39,506 shares of common stock.

On June 14, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acting as representatives of the several underwriters in connection with a public offering (the “Offering”) of an aggregate of 2,538,071 shares of its common stock. The public offering price was $1.97 per share and the underwriters agreed to purchase 2,538,071 shares at a 7% discount to the public offering price. The Company granted EF Hutton a 45-day option to purchase up to 380,710 additional shares, to cover over-allotments, if any. The Offering closed on June 16, 2023, resulting in gross proceeds of $5 million, before deducting underwriting discounts and commissions and other offering expenses. The net proceeds in relation to the Offering were $4,452,163.

5. Common Stock Warrants

A summary of warrant activity for the six months ended June 30, 2023 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2022	461,500	$53.40	4.65
Granted – 2023	-	-	-
Forfeited/Expired – 2023	-	-	-
Exercised – 2023	(86,204)	-	4.29
Outstanding as of June 30, 2023	375,296	$65.66	4.13

As of June 30, 2023, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$189.00	60,934	October 13, 2026
October 2022	$48,60	144,464	October 12, 2027
October 2022	$40.50	150,761	October 12, 2027
October 2022	$0.00	19,137	October 12, 2027
Total outstanding warrants at June 30, 2023		375,296

Based on a fair market value of $1.43 per share on June 30, 2023, there 19,137 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2023 was $27,366.

6. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 35,918 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. In July 2023, the Company’s board of directors approved an amendment to the 2015 Equity Incentive Plan that, among other items, would increase the number of shares available under the 2015 Equity Incentive Plan by 5,000,000 shares, subject to approval by the Company’s stockholders at the 2023 annual meeting of stockholders. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

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

A summary of stock option activity for the six months ended June 30, 2023 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	15,106	$505.20	5.60	$-
Granted – 2023	1,889	7.20	2.00	-
Forfeited/Expired – 2023	-	-	-	-
Exercised – 2023	-	-	-	-
Outstanding as of June 30, 2023	16,995	$459.70	4.57	$-
Options vested and exercisable at June 30, 2023	16,074	$483.26	4.31	$-

As of June 30, 2023, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$1,192.50	1,387	December 27, 2025
September 2015	$1,192.50	268	December 27, 2025
November 2015	$1,192.50	1,634	December 27, 2025
December 2015	$1,192.50	75	December 27, 2025
January 2016	$1,192.50	1,701	January 9, 2026
May 2016	$1,537.50	359	May 26, 2026
September 2016	$1,537.50	135	May 31, 2026
January 2017	$1,537.50	72	January 1, 2027
January 2018	$1,477.50	53	January 1, 2028
January 2019	$70.50	732	January 1, 2029
October 2021	$157.50	1,630	October 26, 2031
January 2022	$105.60	873	January 1, 2032
January 2022	$111.60	1,667	January 1, 2024
January 2022	$111.60	833	January 3, 2024
August 2022	$48.30	3,687	August 23, 2032
January 2023	$7.20	1,889	January 25, 2025

Total outstanding options at June 30, 2023		16,995

Based on a fair value of $1.43 per share on June 30, 2023. There were no exercisable but unexercised in-the-money common stock warrants on that date.

There were 1,889 options granted during the six months ended June 30, 2023 with a fair value of $11,948. Vesting of options differs based on the terms of each option. During the six months ended June 30, 2023 and 2022, the Company had stock-based compensation expense of $61,434 and $171,592, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the six months ended June 30, 2023 are as follows:

June 30, 2023
Risk free interest rate	4.67%
Expected Volatility	136.03%
Expected life (in years)	1
Expected dividend yield	0%

The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determine the expected volatility based upon the historical volatility of our common stock since listing on The Nasdaq Capital Market. We do not believe that the future volatility of our common stock over an option’s expected term is likely to differ significantly from the past. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from our authorized shares instead of settling such obligations with cash payments.

As of June 30, 2023, total unrecognized compensation cost related to unvested stock options was $5,471. The cost is expected to be recognized over a weighted average period of 0.15 years.

7. Commitments and Contingencies

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, we entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019, which was subsequently amended through three sets of amendments (as so amended the “Amended License Agreement”) with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant us exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion by local administration, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

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

Our obligation to pay the Diligence Fee will survive termination or expiration of the Amended License Agreement and we are prohibited from assigning, selling, or otherwise transferring any of its assets related to any Licensed Product unless our Diligence Fee obligation is assigned, sold, or transferred along with such assets, or unless we pay UCLA TDG the Diligence Fee within ten (10) days of such assignment, sale or other transfer of such rights to any Licensed Product.

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

As of June 30, 2023, none of the above milestones have been met.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA TDG patents set forth in the Amended License Agreement. We are required to meet certain diligence milestone deadlines pursuant to the Amended License Agreement.  Applicable for the current year, we are required to spend at least $1,000,000 per calendar year on pre-clinical or clinical development until the date that we complete a Phase III pivotal study.   If we fail to meet this or the other diligence milestone deadlines, UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license.

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

Payments to UCLA TDG under the Amended License Agreement for the six months ended June 30, 2023 and 2022 were $20,112 and $29,059, respectively.

Development Contracts

The Company has two contracts with one vendor for development activities of NELL-1. As of June 30, 2023, there were no prepaid expenses and $877,428 in accounts payable for this vendor. Amounts remaining for services contained within the contracts was $1,738,539 as of June 30, 2023.

At June 30, 2023 there exists a concentration of payables to two vendors of approximately 87% of the Company’s payables.

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

NASDAQ Notice

On June 28, 2023, Bone Biologics Corporation (the “Company”) received a letter (the “Letter”) from the Hearings Advisor in the Nasdaq Office of General Counsel confirming the decision of The Nasdaq Stock Market LLC’s (“Nasdaq”) Hearings Panel (the “Panel”), that the Company currently demonstrates compliance with the requirements for continued listing on The Nasdaq Capital Market for the minimum bid price, as outlined in Listing Rule 5550(a)(2).

Pursuant to the Letter, the Company will be subject to a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 27, 2024. In the event the Company fails to satisfy a continued listing requirement during the one year monitoring period, the Company will not be provided with the opportunity to present a compliance plan to Nasdaq’s Listing Qualifications Department (the “Department”) and the Department will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), which process might otherwise be available under the Nasdaq Listing Rules but would instead have an opportunity to request an appeal of the determination pursuant to Listing Rule 5815(d)(4)(C). The Company’s securities may at that time be delisted from Nasdaq.

8. Subsequent Events

The Company has evaluated subsequent events through August 11, 2023, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBM will be classified as a device/drug combination product with a pre-market approval filing (“PMA”).

We were founded by University of California professors in collaboration with an Osaka University professor and a University of Southern California surgeon in 2004 as a privately-held company with proprietary, patented technology that has been validated in sheep and non-human primate models to facilitate bone growth. We believe our platform technology has application in delivering improved outcomes in the surgical specialties of spinal, orthopedic, general orthopedic, plastic reconstruction, neurosurgery, interventional radiology, and sports medicine. Lead product development and clinical studies are targeted on spinal fusion surgery, one of the larger segments in the orthopedic market.

We are a development stage entity. The production and marketing of our products and ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by us must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend the clinical trials.

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

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, we entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019, which was subsequently amended through three sets of amendments (as so amended the “Amended License Agreement”) with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant us exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion by local administration, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

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

Our obligation to pay the Diligence Fee will survive termination or expiration of the Amended License Agreement and we are prohibited from assigning, selling, or otherwise transferring any of its assets related to any Licensed Product unless our Diligence Fee obligation is assigned, sold, or transferred along with such assets, or unless we pay UCLA TDG the Diligence Fee within ten (10) days of such assignment, sale or other transfer of such rights to any Licensed Product.

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

As of June 30, 2023, none of the above milestones have been met.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA TDG patents set forth in the Amended License Agreement. We are required to meet certain diligence milestone deadlines pursuant to the Amended License Agreement.  Applicable for the current year, we are required to spend at least $1,000,000 per calendar year on pre-clinical or clinical development until the date that we complete a Phase III pivotal study.   If we fail to meet this or the other diligence milestone deadlines, UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license.

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

Payments to UCLA TDG under the Amended License Agreement for the six months ended June 30, 2023 and 2022 were $20,112 and $29,059, respectively.

NASDAQ Notice

On June 28, 2023, Bone Biologics Corporation (the “Company”) received a letter (the “Letter”) from the Hearings Advisor in the Nasdaq Office of General Counsel confirming the decision of The Nasdaq Stock Market LLC’s (“Nasdaq”) Hearings Panel (the “Panel”), that the Company currently demonstrates compliance with the requirements for continued listing on The Nasdaq Capital Market for the minimum bid price, as outlined in Listing Rule 5550(a)(2).

Pursuant to the Letter, the Company will be subject to a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 27, 2024. In the event the Company fails to satisfy a continued listing requirement during the one year monitoring period, the Company will not be provided with the opportunity to present a compliance plan to Nasdaq’s Listing Qualifications Department (the “Department”) and the Department will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), which process might otherwise be available under the Nasdaq Listing Rules but would instead have an opportunity to request an appeal of the determination pursuant to Listing Rule 5815(d)(4)(C). The Company’s securities may at that time be delisted from Nasdaq.

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

Three Months ended June 30, 2023 compared to the Three Months ended June 30, 2022

	Three-months ended June 30, 2023	Three-months ended June 30, 2022	% Change
Operating expenses
Research and development	$2,295,251	$17,600	12941.20%
General and administrative	744,617	451,704	64.85%

Total operating expenses	3,039,868	469,304	547.74%

Loss from operations	(3,039,868)	(469,304)	547.74%

Change in fair value of warrant liability	1,270,202	-	100.00%

Interest income	428	-	100.00%

Net loss	$(1,769,238)	$(469,304)	276.99%

Research and Development

Our research and development costs increased from $17,600 during the three months ended June 30, 2022 to $2,295,251 during the three months ended June 30, 2023. The increase of $2,277,651 is primarily due to development activities for our Nell-1 protein as we prepare for our pilot clinical study. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $451,704 during the three months ended June 30, 2022 to $744,617 during the three months ended June 30, 2023. The $292,913 increase was due to the estimated annual incentive bonus accrual and increased legal expenditures. The incentive bonus accruals were based on performance targets established for each fiscal year.

Change in fair value of warrant liability

In October 2022, we completed a public equity offering, which included the issuance of 433,382 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. We have determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, we have classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at June 30, 2023.

Six Months ended June 30, 2023 compared to the Six Months ended June 30, 2022

	Six-months Ended June 30, 2023	Six-months Ended June 30, 2022	% Change
Operating expenses
Research and development	$4,885,896	$54,000	8947.96%
General and administrative	1,301,509	1,104,803	17.80%

Total operating expenses	6,187,405	1,158,803	433.95%

Loss from operations	(6,187,405)	(1,158,803)	433.95%

Change in fair value of warrant liability	707,284	-	100.00%

Interest income	984	-	100.00%

Net loss	$(5,479,137)	$(1,158,803)	372.83%

Research and Development

Our research and development costs increased from $54,000 during the six months ended June 30, 2022 to $4,885,896 during the six months ended June 30, 2023. The increase of $4,831,896 is primarily due to development activities for our Nell-1 protein as we prepare for our pilot clinical study. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $1,104,803 during the six months ended June 30, 2022 to $1,301,509 during the six months ended June 30, 2023. The $196,706 increase was due to increased legal expenditures offset by a decrease in the fair value of options issued in 2023 verses 2022.

Change in fair value of warrant liability

In October 2022, we completed a public equity offering, which included the issuance of 433,382 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. We have determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, we have classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at June 30, 2023.

Liquidity and Capital Resources

Since inception to June 30, 2023 we have incurred accumulated losses of approximately $77.4 million. We will continue to incur significant expenses for development activities for its product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.1 million. The accompanying consolidated financial statements for the six months ended June 30, 2023 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $5.5 million, and used net cash in operating activities of $5.0 million during the six months ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs. If cash resources are insufficient to satisfy our on-going cash requirements, we will be required to scale back or discontinue our product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require us to relinquish rights to our technology or substantially reduce or discontinue our operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

On June 14, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acting as representatives of the several underwriters in connection with a public offering (the “Offering”) of an aggregate of 2,538,071 shares of its common stock. The public offering price was $1.97 per share and the underwriters agreed to purchase 2,538,071 shares at a 7% discount to the public offering price. The Company granted EF Hutton a 45-day option to purchase up to 380,710 additional shares, to cover over-allotments, if any. The Offering closed on June 16, 2023, resulting in gross proceeds of $5 million, before deducting underwriting discounts and commissions and other offering expenses. The net proceeds in relation to the Offering were $4,452,163 thousand.

At June 30, 2023 and December 31, 2022, we had cash of $7,007,809 and $7,538,312, respectively.

Available cash is expected to fund through six month trial data reporting for our pilot clinical study, which results we expect during the second quarter of 2024.

We anticipate that we will require approximately $8.6 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

Cash Flows

Operating activities

During the six months ended June 30, 2023 and 2022, cash used in operating activities was $4,982,666 and $1,220,843, respectively. Cash expenditures for the six months ended June 30, 2023 increased primarily due to development activities for our Nell-1 protein as we prepare for our pilot clinical study.

Financing activities

During the six months ended June 30, 2023, cash provided by financing activities of $4,452,163 resulted from the net proceeds of our June 14, 2023 public offering of common stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Use of Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2023. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, and subsequent Quarterly Reports on Form 10-Q, except as noted herein.

The Nasdaq Hearings Panel has imposed on us a Panel Monitor until June 27, 2024. If we fail to continue to comply with the Nasdaq minimum bid price rule or with any other Nasdaq listing requirement, our common stock may be delisted from trading on the Nasdaq Stock Market, which could have a material adverse effect on us and our stockholders.

On November 17, 2022, we received a deficiency letter from the Nasdaq notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Capital Market. Nasdaq’s rules require that we would need to regain compliance with this rule by May 16, 2023. We were not eligible to obtain an additional second 180 calendar period to regain compliance because as of March 31, 2023, the Company did not meet the initial listing standard for stockholders’ equity and subsequently, on May 18, 2023, the Company was notified by the Staff that, based upon the Company’s non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) as of May 30, 2023, the Company’s securities, common stock and publicly traded warrants, were subject to delisting unless the Company timely appealed the Staff’s determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”). We filed an expedited review request on May 26, 2023 which included the June 2023 one-for-thirty reverse stock split described in Note 1 to our condensed consolidated financial statements included in this report. On June 20, 2023, we received a temporary extension until June 21, 2023 to regain compliance.

On June 28, 2023, we received a letter from the Hearings Advisor in the Nasdaq Office of General Counsel confirming the decision of the Panel that the Company currently demonstrates compliance with the requirements for continued listing on The Nasdaq Capital Market for the minimum bid price, as outlined in Listing Rule 5550(a)(2). However, based on our recent bid price history, the Nasdaq Hearings Panel has imposed a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 27, 2024. In the event the Company fails to satisfy a continued listing requirement during the one year monitoring period, the Company will not be provided with the opportunity to present a compliance plan to Nasdaq’s Listing Qualifications Department (the “Department”) and the Department will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), which process might otherwise be available under the Nasdaq Listing Rules but would instead have an opportunity to request an appeal of the determination pursuant to Listing Rule 5815(d)(4)(C). The Company’s securities may at that time be delisted from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 001-40899, filed June 6, 2023).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2023.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2023.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** Furnished Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 14, 2023	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

