Form 10-Q
period 2023-09-30
Bone Biologics Corp
filed 2023-11-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

As of November 10, 2023, there were 3,134,391 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 and subsequent Quarterly Reports on Form 10-Q or other reports filed with the SEC.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash	$4,452,586	$7,538,312
Prepaid expenses	523,758	956,925

Total assets	$4,976,344	$8,495,237

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,102,721	$888,461
Warrant liability	80,514	1,659,468

Total current liabilities	1,183,235	2,547,929

Total liabilities	1,183,235	2,547,929

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 3,134,391 and 510,065 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,135	510
Additional paid-in capital	83,149,047	77,907,025
Accumulated deficit	(79,359,073)	(71,960,227)

Total stockholders’ equity	3,793,109	5,947,308

Total liabilities and stockholders’ equity	$4,976,344	$8,495,237

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	1,574,850	769,410	6,460,747	823,410
General and administrative	506,040	449,867	1,807,548	1,554,670

Total operating expenses	2,080,890	1,219,277	8,268,295	2,378,080

Loss from operations	(2,080,890)	(1,219,277)	(8,268,295)	(2,378,080)

Other expenses
Change in fair value of warrant liability	160,645	-	867,930	-
Interest income	536	-	1,519	-

Net Loss	$(1,919,709)	$(1,219,277)	$(7,398,846)	$(2,378,080)

Loss per share – basic and diluted	$(0.61)	$(3.53)	$(4.68)	$(6.89)

Weighted average shares outstanding – basic and diluted	3,134,391	345,019	1,582,397	345,019

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months ended September 30, 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2022	510,065	$510	$77,907,025	$(71,960,227)	$5,947,308

Fair value of vested stock options issued to employees and directors	-	-	44,764	-	44,764

Exercise of warrants	46,698	47	(47)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	490,226	-	490,226

Net Loss	-	-	-	(3,709,899)	(3,709,899)

Balance at March 31, 2023	556,763	557	78,441,968	(75,670,126)	2,772,399

Fair value of vested stock options issued to employees and directors	-	-	16,670	-	16,670

Exercise of warrants	39,506	40	(40)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	220,798	-	220,798

Proceeds from sale of common stock in public offering, net of offering costs $547,837	2,538,071	2,538	4,449,625	-	4,452,163

Share adjustment for stock split rounding	51	-	-	-	-

Net Loss	-	-	-	(1,769,238)	(1,769,238)

Balance at June 30, 2023	3,134,391	3,135	83,129,021	(77,439,364)	5,692,792

Fair value of vested stock options issued to employees and directors	-	-	20,026	-	20,026

Net Loss	-	-	-	(1,919,709)	(1,919,709)

Balance at September 30, 2023	3,134,391	$3,135	$83,149,047	$(79,359,073)	$3,793,109

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months ended September 30, 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	10,350,574	$10,350	$77,040,713	$(70,475,607)	$6,575,456

Fair value of vested stock options issued to employees and directors	-	-	152,844	-	152,844

Share adjustment for October 2021 stock split rounding	5	-	-	-	-

Net Loss	-	-	-	(689,499)	(689,499)

Balance at March 31, 2022	10,350,579	10,350	77,193,557	(71,165,106)	6,038,801

Fair value of vested stock options issued to employees and directors	-	-	18,748	-	18,748

Net Loss	-	-	-	(469,304)	(469,304)

Balance at June 30, 2022	10,350,579	10,350	77,212,305	(71,634,410)	5,588,245

Fair value of vested stock options issued to employees and directors	-	-	32,534	-	32,534

Net Loss	-	-	-	(1,219,277)	(1,219,277)

Balance at September 30, 2022	10,350,579	$10,350	$77,244,839	$(72,853,687)	$4,401,502

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(7,398,846)	$(2,378,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	81,460	204,126
Change in fair value of warrant liability	(867,930)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	433,167	(141,734)
Accounts payable and accrued expenses	214,260	699,566

Net cash used in operating activities	(7,537,889)	(1,616,122)

Cash flows from financing activities
Proceeds from sale of common stock in public offering, net of offering costs	4,452,163	-

Net cash provided by financing activities	4,452,163	-

Net decrease in cash	(3,085,726)	(1,616,122)

Cash, beginning of period	7,538,312	6,675,365
Cash, end of period	$4,452,586	$5,059,243

Supplemental information
Income taxes paid	$-	$-

Non-cash financing activities
Extinguishment of warrant liability upon exercise of warrants	$711,024	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months ended September 30, 2023 and 2022

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

Going Concern

The Company has no significant operating history and since inception to September 30, 2023 has incurred accumulated losses of approximately $79.4 million. The Company will continue to incur significant expenses for development activities for its product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.1 million. The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, during the nine months ended September 30, 2023, the Company incurred a net loss of $7.4 million, and used net cash in operating activities of $7.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2023, we had cash of $4.5 million. Available cash is expected to fund our operations until the second quarter of 2024 when we expect to announce data reporting from our pilot clinical study.

We anticipate that we will require approximately $5.9 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

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

The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2023 or for any other period.

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

The fair value of financial instruments measured on a recurring basis was as follows as of September 30, 2023:

	As of September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$80,514	—	—	$80,514
Total liabilities at fair value	$80,514	—	—	$80,514

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the nine period ended September 30, 2023 as follows:

September 30, 2023
Warrant liability
Balance as of beginning of period – December 31, 2022	$1,659,468
Extinguishment of warrant liability upon exercise of warrants	(711,024)
Change in fair value	(867,930)
Balance as of September 30, 2023	$80,514

The Company believes the carrying amount of certain financial instruments, including cash and accounts payable approximate their values based on their short-term nature and are excluded from the fair value tables above.

Prepaid Expenses

At September 30, 2023, prepaid expenses consist of prepaid insurance and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $523,758 and $956,925 in prepaid expenses as of September 30, 2023 and December 31, 2022, respectively.

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

Since the effects of outstanding options and warrants are anti-dilutive for the nine months ended September 30, 2023 and 2022, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of September 30, 2023 and 2022:

	September 30,
	2023	2022
Warrants	375,296	60,922
Stock options	274,284	15,094
	649,580	76,016

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	September 30, 2023	December 31, 2022
Warrant liability:
Risk-free interest rate	4.74%	4.26%
Expected volatility	134.17%	112.58%
Expected life (in years)	4.03	4.78
Expected dividend yield	-	-

Fair Value of warrant liability	$80,514	$1,659,468

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

4. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued as of September 30, 2023 and December 31, 2022.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2023 and December 31, 2022, the Company had an aggregate of 3,134,391 and 510,065 shares of common stock outstanding, respectively.

In February 2023, 46,698 Series C warrants were exchanged for 46,698 shares of common stock.

In May 2023, 39,506 Series C warrants were exchanged for 39,506 shares of common stock.

On June 14, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acting as representatives of the several underwriters in connection with a public offering (the “Offering”) of an aggregate of 2,538,071 shares of its common stock. The public offering price was $1.97 per share and the underwriters agreed to purchase 2,538,071 shares at a 7% discount to the public offering price. The Company granted EF Hutton a 45-day option to purchase up to 380,710 additional shares, to cover over-allotments, if any, which was not exercised. The Offering closed on June 16, 2023, resulting in gross proceeds of $5 million, before deducting underwriting discounts and commissions and other offering expenses. The net proceeds in relation to the Offering were $4,452,163.

5. Common Stock Warrants

A summary of warrant activity for the nine months ended September 30, 2023 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2022	461,500	$53.40	4.65
Granted – 2023	-	-	-
Forfeited/Expired – 2023	-	-	-
Exercised – 2023	(86,204)	-	4.29
Outstanding as of September 30, 2023	375,296	$65.66	3.87

As of September 30, 2023, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$189.00	60,934	October 13, 2026
October 2022	$48,60	144,464	October 12, 2027
October 2022	$40.50	150,761	October 12, 2027
October 2022	$0.00	19,137	October 12, 2027
Total outstanding warrants at September 30, 2023		375,296

Based on a fair market value of $0.71 per share on September 30, 2023, there 19,137 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2023 was $13,587.

6. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 5,035,918 shares of Common Stock authorized and reserved for issuance under our 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. In September 2023, the Company’s stockholders approved an amendment to the 2015 Equity Incentive Plan that, among other items, increased the number of shares available under the 2015 Equity Incentive Plan by 5,000,000 shares. Appropriate adjustments were made in the number of authorized shares and other numerical limits in our 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2015 Equity Incentive Plan.

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

A summary of stock option activity for the nine months ended September 30, 2023 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	15,106	$505.20	5.60	$-
Granted – 2023	259,178	0.68	9.94	18,010
Forfeited/Expired – 2023	-	-	-	-
Exercised – 2023	-	-	-	-
Outstanding as of September 30, 2023	274,284	$29.08	8.62	$18,010
Options vested and exercisable at September 30, 2023	16,995	$459.70	4.32	$-

As of September 30, 2023, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$1,192.50	1,387	December 27, 2025
September 2015	$1,192.50	268	December 27, 2025
November 2015	$1,192.50	1,634	December 27, 2025
December 2015	$1,192.50	75	December 27, 2025
January 2016	$1,192.50	1,701	January 9, 2026
May 2016	$1,537.50	359	May 26, 2026
September 2016	$1,537.50	135	May 31, 2026
January 2017	$1,537.50	72	January 1, 2027
January 2018	$1,477.50	53	January 1, 2028
January 2019	$70.50	732	January 1, 2029
October 2021	$157.50	1,630	October 26, 2031
January 2022	$105.60	873	January 1, 2032
January 2022	$111.60	1,667	January 1, 2024
January 2022	$111.60	833	January 3, 2024
August 2022	$48.30	3,687	August 23, 2032
January 2023	$7.20	1,889	January 25, 2025
September 2023	$0.64	257,289	September 12, 2033

Total outstanding options at September 30, 2023		274,284

Based on a fair value of $0.71 per share on September 30, 2023. There were no exercisable but unexercised in-the-money common stock warrants on that date.

There were 259,178 options granted during the nine months ended September 30, 2023 with a fair value of $161,948. Vesting of options differs based on the terms of each option. During the nine months ended September 30, 2023 and 2022, the Company had stock-based compensation expense of $81,460 and $204,126, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. Our policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the nine months ended September 30, 2023 are as follows:

September 30, 2023
Risk free interest rate	4.39%
Expected Volatility	135.49%
Expected life (in years)	5.86
Expected dividend yield	0%

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

As of September 30, 2023, total unrecognized compensation cost related to unvested stock options was $135,445. The cost is expected to be recognized over a weighted average period of 0.38 years.

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

As of September 30, 2023, none of the above milestones have been met.

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

Payments to UCLA TDG under the Amended License Agreement for the nine months ended September 30, 2023 and 2022 were $23,238 and $35,235, respectively.

Development Contracts

The Company has two contracts with one vendor for development activities of NELL-1. As of September 30, 2023, there were no prepaid expenses and $955,076 in accounts payable for this vendor. Amounts remaining for services contained within the contracts was $487,640 as of September 30, 2023.

At September 30, 2023 there exists a concentration of payables to one vendor of approximately 98% of the Company’s payables.

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

NASDAQ Notices

On November 17, 2022, the Company received a deficiency letter from The Nasdaq Stock Market LLC’s (“Nasdaq”) notifying it that, because the bid price of its common stock closed below $1.00 per share for 30 consecutive business days, it was no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Capital Market. On June 28, 2023, the Company received a letter from Nasdaq confirming the decision of a Nasdaq Hearings Panel, that while the Company demonstrated compliance with the minimum bid price at that time, based on its recent bid price history the panel imposed a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 27, 2024.

On September 27, 2023, the Company received a written notice (the “Notice”) from the staff of Nasdaq notifying the Company that it failed to comply with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). As a result of the imposition of a mandatory Panel Monitor, the Company is not eligible for a compliance period to regain compliance with the minimum bid price requirement. Accordingly, the Nasdaq staff has determined to delist the Company’s securities from Nasdaq (the “Staff Determination”).

The Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), to appeal the Staff Determination, which request stayed any delisting action pending the issuance of the Panel’s determination. The Panel hearing is scheduled for November 30, 2023.

At the hearing, the Company expects to present its plan for regaining and sustaining compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. There can be no assurance that the Panel will grant the Company any additional time to regain compliance or that the Company will ultimately regain and sustain compliance for listing of its securities on Nasdaq. In the event the Company’s securities are delisted from Nasdaq, the Company expects that its securities should be eligible to trade on the over-the-counter OTC Markets platform. The Company is evaluating several alternatives to regain compliance with the minimum bid price requirement.

8. Subsequent Events

The Company has evaluated subsequent events through November 14, 2023, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

As of September 30, 2023, none of the above milestones have been met.

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

Payments to UCLA TDG under the Amended License Agreement for the nine months ended September 30, 2023 and 2022 were $ $23,238 and $35,235, respectively.

NASDAQ Notices

On November 17, 2022, we received a deficiency letter from The Nasdaq Stock Market LLC’s (“Nasdaq”) notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Capital Market. On June 28, 2023, the Company received a letter from Nasdaq confirming the decision of a Nasdaq Hearings Panel that while the Company demonstrated compliance with the minimum bid price rule at that time, based on our recent bid price history the panel imposed a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 27, 2024.

On September 27, 2023, the Company received a written notice (the “Notice”) from the staff of Nasdaq notifying the Company that it failed to comply with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). As a result of the imposition of a mandatory Panel Monitor, the Company is not eligible for a compliance period to regain compliance with the minimum bid price requirement. Accordingly, the Nasdaq staff has determined to delist the Company’s securities from Nasdaq (the “Staff Determination”).

The Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), to appeal the Staff Determination, which request stayed any delisting action pending the issuance of the Panel’s determination. The Panel hearing is scheduled for November 30, 2023.

At the hearing, the Company expects to present its plan for regaining and sustaining compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. There can be no assurance that the Panel will grant the Company any additional time to regain compliance or that the Company will ultimately regain and sustain compliance for listing of its securities on Nasdaq. In the event the Company’s securities are delisted from Nasdaq, the Company expects that its securities should be eligible to trade on the over-the-counter OTC Markets platform. The Company is evaluating several alternatives to regain compliance with the minimum bid price requirement.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three Months ended September 30, 2023 compared to the Three Months ended September 30, 2022

	Three-months ended September 30, 2023	Three-months ended September 30, 2022	% Change
Operating expenses
Research and development	$1,574,850	$769,410	104.68%
General and administrative	506,040	449,867	12.49%

Total operating expenses	2,080,890	1,219,277	70.67%

Loss from operations	(2,080,890)	(1,219,277)	70.67%

Change in fair value of warrant liability	160,645	-	100.00%

Interest income	536	-	100.00%

Net loss	$(1,919,709)	$(1,219,277)	57.45%

Research and Development

Our research and development costs increased from $769,410 during the three months ended September 30, 2022 to $1,574,850 during the three months ended September 30, 2023. The increase of $805,440 is primarily due to development activities for our Nell-1 protein as we prepare for our pilot clinical study. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $449,867 during the three months ended September 30, 2022 to $506,040 during the three months ended September 30, 2023. The $56,173 increase was primarily due to consultants for the annual proxy and to assist with the NASDAQ notice. The incentive bonus accruals were based on performance targets established for each fiscal year.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at September 30, 2023.

Nine Months ended September 30, 2023 compared to the Nine Months ended September 30, 2022

	Nine-months Ended September 30, 2023	Nine-months Ended September 30, 2022	% Change
Operating expenses
Research and development	$6,460,747	$823,410	684.63%
General and administrative	1,807,548	1,554,670	16.27%

Total operating expenses	8,268,295	2,378,080	247.69%

Loss from operations	(8,268,295)	(2,378,080)	247.69%

Change in fair value of warrant liability	867,930	-	100.00%

Interest income	1,519	-	100.00%

Net loss	$(7,398,846)	$(2,378,080)	211.13%

Research and Development

Our research and development costs increased from $823,410 during the nine months ended September 30, 2022 to $6,460,747 during the nine months ended September 30, 2023. The increase of $5,637,337 is primarily due to development activities for our Nell-1 protein as we prepare for our pilot clinical study. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $1,554,670 during the nine months ended September 30, 2022 to $1,807,548 during the nine months ended September 30, 2023. The $252,878 increase was due to increased legal expenditures offset by a decrease in the fair value of options issued in 2023 verses 2022.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at September 30, 2023.

Liquidity and Capital Resources

Since inception to September 30, 2023 we have incurred accumulated losses of approximately $79.4 million. We will continue to incur significant expenses for development activities for its product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.1 million. The accompanying consolidated financial statements for the nine months ended September 30, 2023 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $7.4 million, and used net cash in operating activities of $7.5 million during the nine months ended September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 14, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acting as representatives of the several underwriters in connection with a public offering (the “Offering”) of an aggregate of 2,538,071 shares of its common stock. The public offering price was $1.97 per share and the underwriters agreed to purchase 2,538,071 shares at a 7% discount to the public offering price. The Company granted EF Hutton a 45-day option to purchase up to 380,710 additional shares, to cover over-allotments, if any, which was not exercised. The Offering closed on June 16, 2023, resulting in gross proceeds of $5 million, before deducting underwriting discounts and commissions and other offering expenses. The net proceeds in relation to the Offering were $4,452,163 thousand.

At September 30, 2023 and December 31, 2022, we had cash of $4,452,586 and $7,538,312, respectively.

Available cash is expected to fund our operations through the second quarter of 2024.

We anticipate that we will require approximately $5.9 million to complete first in man studies, and an estimated additional $27 million to achieve FDA approval for a spine interbody fusion indication.

Cash Flows

Operating activities

During the nine months ended September 30, 2023 and 2022, cash used in operating activities was $7,537,889 and $1,616,122, respectively. Cash expenditures for the nine months ended September 30, 2023 increased primarily due to development activities for our Nell-1 protein as we prepare for our pilot clinical study.

Financing activities

During the nine months ended September 30, 2023, cash provided by financing activities of $4,452,163 resulted from the net proceeds of our June 14, 2023 public offering of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2023. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We ceased to be in compliance with the Nasdaq minimum bid price rule while subject to a Nasdaq Panel Monitor and have requested a hearing with a Nasdaq Hearing Panel in response to a delisting notice. If the Hearing Panel does not grant us additional time to regain compliance with the minimum bid price rule,, and if we are unable to regain and maintain compliance with the Nasdaq listing rules, our common stock may be delisted from trading on the Nasdaq Stock Market, which could have a material adverse effect on us and our stockholders.

On November 17, 2022, we received a deficiency letter from Nasdaq notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Capital Market. We filed an expedited review request and on June 28, 2023, we received a letter from Nasdaq confirming the decision of a Nasdaq Hearing Panel that while the Company demonstrated compliance with the minimum bid price rule at that time, based on our recent bid price history, the panel imposed a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 27, 2024.

On September 27, 2023, the Company received a written notice (the “Notice”) from the staff of Nasdaq notifying the Company that it failed to comply with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). As a result of the imposition of a mandatory Panel Monitor, the Company is not eligible for a compliance period to regain compliance with the minimum bid price requirement. Accordingly, the Nasdaq staff has determined to delist the Company’s securities from Nasdaq (the “Staff Determination”).

The Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), to appeal the Staff Determination, which request stayed any delisting action pending the issuance of the Panel’s determination. The Panel hearing is scheduled for November 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.1	First Amendment to the Bone Biologics Corporation 2015 Equity Incentive Plan (Incorporated by reference to Annex B to the registrant’s Proxy Statement on Schedule 14A filed August 3, 2023).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2023.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2023.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** Furnished Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 14, 2023	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

