Form 10-K/A
period 2022-12-31
Bone Biologics Corp
filed 2023-11-20
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 28, 2023, there were 16,702,912 shares of common stock, par value $0.001, outstanding.

Audit Firm ID	Auditor Name	Auditor Location
PCAOB ID: 572	Weinberg & Company, P.A.	Los Angeles, California

EXPLANATORY NOTE

Bone Biologics Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for its fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Annual Report”), for the sole purpose of including exhibits that were unintentionally omitted from the Annual Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) or 15d-14(a) are being filed as exhibits to this Amendment and the exhibit list included in Item 15 of Part IV of the Annual Report has been amended accordingly.

Except as described above, no other changes have been made to the Annual Report. This Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosures contained in the Annual Report that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the filing of the Annual Report.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc. (incorporated herein by reference to Exhibit 2.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014 (incorporated herein by reference to Exhibit 2.2 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.1	Amended and Restated Articles of Incorporation, of Bone Biologics Corporation, as filed with the Delaware Secretary of State on July 28, 2014 (incorporated herein by reference to Exhibit 3.1(i) to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

3.2	Certificate of Amendment as filed with the Delaware Secretary of State on October 18, 2021 (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 000-53078, filed October 15, 2021)

3.3	Amended and Restated Bylaws of Bone Biologics Corporation (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 000-53078, filed March 8, 2022)

4.1	Warrant Agent Agreement including Form of Warrant between the Company and Equiniti (incorporated by reference to Exhibit 10.42 to current report on Form S-1, File No. 333-257484, filed October 7, 2021)

4.2	Warrant Agent Agreement including Form of Series A Warrant, Form of Series B Warrant and Form of Series C Warrant between the Company and Equiniti (incorporated by reference to Exhibit 4.2 to current report on Form S-1, File No. 001-40899, filed September 23, 2022)

4.3	Form of Representative’s Warrant (October 2021) (incorporated by reference to Exhibit A to Exhibit 1.1 to current report on Form 8-K filed October 15, 2021

4.4	Form of Representative’s Warrant (October 2022) (incorporated by reference to Exhibit A to Exhibit 1.1 to current report on Form 8-K filed October 15, 2021

4.5	Description of Securities*

10.1	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.2	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick (incorporated herein by reference to Exhibit 10.2 to current report on Form 10-Q, File No. 000-53078, filed August 14, 2015)

10.3	Letter Agreement, dated October 2, 2015, by and between the Company and the Founders (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed October 08, 2015)

10.4	Bone Biologics Corporation Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.5	Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.6	Form of Stock Award Grant Notice and Stock Award Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.7	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.5 to current report on Form 8-K, File No. 000-53078, filed January 4, 2016)

10.8	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016 (incorporated herein by reference to Exhibit 10.3 to current report on Form 8-K, File No. 000-53078, filed February 26, 2016)

10.9	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

10.10	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed April 16, 2019)

10.11	First Amendment to the Amended License Agreement dated August 13, 2020 between the Company and the Regents of the University of California (incorporated herein by reference to Exhibit 10.40 to current report on Form S-1/A, File No. 000-53078, filed October 7, 2021)

10.12	Employment Agreement dated December 17, 2021 between the Company and Deina Walsh (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 000-53078, filed December 22, 2021)

10.13	Supply and Development Support Agreement dated March 3, 2022 between the Company and Musculoskeletal Transplant Foundation, Inc. (incorporated herein by reference to Exhibit 10.30 to annual report on Form 10-K, File No. 000-53078, filed March 15, 2022)

10.14	Third Amendment to the Amended License Agreement dated June 8, 2022 between the Company and the Regents of the University of California (incorporated herein by reference to Exhibit 10.1 to current report on Form 8-K, File No. 001-40899, filed June 9, 2022)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to current report on Form 8-K, File No. 000-53078, filed September 25, 2014)

23.1	Consent of Weinberg & Company (incorporated herein by reference to Exhibit 23.1 to annual report on Form 10-K, filed March 30, 2023)

24.1	Power of Attorney (incorporated herein by reference to signature page to annual report on Form 10-K, filed March 30, 2023)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K/A for the year ended December 31, 2022.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K/A for the year ended December 31, 2022.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 32.1 to annual report on Form 10-K, filed March 30, 2023)

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 32.2 to annual report on Form 10-K, filed March 30, 2023)

101.INS	Inline XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS to annual report on Form 10-K, filed March 30, 2023)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH to annual report on Form 10-K, filed March 30, 2023)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL to annual report on Form 10-K, filed March 30, 2023)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF to annual report on Form 10-K, filed March 30, 2023)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated herein by reference to Exhibit 101.LAB to annual report on Form 10-K, filed March 30, 2023)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE to annual report on Form 10-K, filed March 30, 2023)

104	Cover Page Interactive Data File *

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2023	BONE BIOLOGICS CORPORATION

	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Deina H. Walsh
	Name:	Deina H. Walsh
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)