Form 10-K
period 2023-12-31
Bone Biologics Corp
filed 2024-02-21
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

(Address of principal executive offices) (Zip Code)

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

The approximate aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2023, was $4,162,560.

As of February 14, 2024, there were 534,238 shares of common stock, par value $0.001, outstanding.

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

Glossary of Abbreviations and Defined Terms

Abbreviations

ACA	Affordable Care Act
BMP	Bone Morphogenic Protein
CDMO	Contract Development and Manufacturing Organization
cGMP	current Good Manufacturing Practice
CRO	Contract Research Organization
DBM	Demineralized bone matrix is allograft bone that has had the inorganic mineral removed
DDD	Degenerative disc disease
FDA	Food and Drug Administration
HIPAA	Health Insurance Portability and Accountability Act of 1996
IDE	Investigational Device Exemption
IRB	Institutional Review Board
MTF	Musculoskeletal Transplant Foundation
NB1 Device	Product combination kit that includes vial of NELL-1 recombinant protein and demineralized bone matrix
NDA	New Drug Application
NELL-1	Neural epidermal growth factor-like 1 protein (NELL-1)
NOL	Net Operating Loss
PMA	Pre-market approval
rhBMP-2	Recombinant Bone Morphogenic Protein
rhNELL-1	Recombinant NELL-1
UCLA TDG	UCLA Technology Development Group on behalf of UC Regents
USPTO	The United States Patent and Trademark Office

Defined Terms

Alkaline phosphatase assay	Alkaline phosphatase is an enzyme that is found throughout your body. ALP blood tests measure the level of ALP in your blood that comes from your bones.
Athymic mouse model	A mouse that provides an experiment model for conducting research because it mounts no rejection response.
Demineralized Bone	Bone that has had the calcium removed.
Osteopromotive	A material that promotes the de novo formation of bone.
Osteostimulative	Stimulates bone growth.
Osteosynthetic	The reduction and fixation of a bone fracture with implantable devices.
Phylogenetically advanced spine model	Evolutionary advancement of spine systems that exist in large animal models.
Recombinant	Relating to or denoting an organism, cell, or genetic material formed by recombination.
Retrolisthesis	A medical condition in which a vertebra in the spine becomes displaced and moves forward or backward.
Spondylolisthesis	A spinal disorder in which one vertebra (spinal bone) slips onto the vertebra below it.

PART I

Item 1. Business

Company Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the Food and Drug Administration (“FDA”) that NELL-1/DBM will be classified as a device/drug combination product that will require an FDA-approved pre-market approval application (“PMA”) before it can be commercialized in the United States.

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

We are a development stage entity. The production and marketing of our products and ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by us must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend the clinical trials.

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

Product Candidates

We have developed a stand-alone platform technology through significant laboratory and small and large animal research over more than ten years to generate the current applications across broad fields of use. The platform technology is our recombinant human protein, known as NELL-1, a proprietary skeletal specific growth factor which is a bone void filler. NELL-1 provides regulation over skeletal tissue formation and stem cell differentiation during bone regeneration. We obtained the platform technology pursuant to an exclusive license agreement with UCLA TDG which grants us exclusive rights to develop and commercialize NELL-1 for spinal fusion by local administration, osteoporosis and trauma applications. A major challenge associated with orthopedic surgery is effective bone regeneration, including challenges related to rapid, uncontrolled bone growth which can cause unsound structure; cysts and less dense bone formation; unwanted bone formation, and swelling; and intense inflammatory response to current bone regeneration compounds. We believe NELL-1 will address these unmet clinical challenges for effective bone regeneration, especially in hard healers.

We are currently focused on bone regeneration in lumbar spinal fusion, in keeping with our exclusive license agreement, using NELL-1 in combination with DBM, a demineralized bone matrix from Musculoskeletal Transplant Foundation (“MTF”). The NELL-1/DBM medical device is a combination product which is an osteopromotive recombinant protein that provides target specific control over bone regeneration. Leveraging the resources of investors and strategic partners, we have successfully surpassed four critical milestones:

●	Demonstrating a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells;

●	Validation of protein dosing and efficacy in established large animal sheep models pilot study;

●	Completed pivotal animal study; and

●	Initiated a first-in-man pilot clinical trial in Australia.

Our lead product candidate is expected to be purified NELL-1 mixed with 510(k) cleared DBM Demineralized Bone Putty recommended for use in conjunction with applicable hardware consistent with the indication. The NELL-1/DBM Fusion Device, NB1, will be comprised of a single dose vial of NELL-1 recombinant protein freeze dried onto DBM. A vial of NELL-1/DBM will be sold in a convenience kit with a diluent and a syringe of 510(k) cleared demineralized bone (“DBM Putty”) produced by MTF. A delivery device will allow the surgeon to mix the reconstituted NELL-1 with the appropriate quantity of DBM Putty just prior to implantation.

The NELL-1/DBM Fusion Device, NB1, is intended for use in lumbar spinal fusion and may have a variety of other spine and orthopedic applications. While the product is initially targeted at the lumbar spine fusion market, in keeping with our exclusive license agreement, we believe NELL-1’s novel set of characteristics, target specific mechanism of action, efficacy, safety and affordability position the product well for application in a variety of procedures including:

Spine Implants. The global bone graft substitute market presents a $3 billion market opportunity. While use of the patient’s own bone, also referred to as autograft, to enhance fusion of vertebral segments remains the optimal use for this type of treatment, complications associated with use of autograft bone including pain, increased surgical time and infection limit its use.

Non-Union Trauma Cases. While the majority of fractures heal without the need for osteosynthetic products, bone substitutes are used in complicated breaks where the bone does not mend naturally. Globally an $8 billion market opportunity, management believes that NELL-1 technology is expected to perform as well as other growth factors in this market.

Osteoporosis. Globally an $11.2 billion market opportunity, the medical need to find a solution to counter a decrease in bone mass and density seen in women most frequently after menopause or a similar effect on astronauts in microgravity environments for an extended period is a major medical challenge. The systemic use of NELL-1 to stimulate bone regeneration throughout the body thereby increasing bone density could have a very significant impact on the treatment of osteoporosis.

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, our continued development has been funded through capital raises. Our research and development expenses for the years ended December 31, 2023 and 2022 were $6,907,824 and $1,579,298, respectively. We anticipate that we will require approximately $5 million to complete first-in-man studies, and an estimated additional $24 million in scientific expenses to achieve FDA approval, if possible, for a spine interbody fusion indication. These amounts are estimates based on data currently available to us, and are subject to many factors including the various risk factors discussed below under “Risk Factors.”

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

We have completed two preclinical sheep studies that demonstrated our recombinant NELL-1 (“rhNELL-1”) growth factor effectively promotes bone formation in a phylogenetically advanced spine model. In addition, rhNELL-1 was shown to be well tolerated and there were no findings of inflammation. Our pivotal sheep study evaluated the effect of rhNELL-1 combined with DBM on lumbar interbody arthrodesis in an adult ovine model and demonstrated a 37.5% increased frequency of fusion at 26 weeks from the control.

Our first-in-man pilot clinical study commenced year-end 2023 and will evaluate the safety and effectiveness of NB1 in adult subjects with spinal degenerative disc disease at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level who undergo transforaminal lumbar interbody fusion. The multi-center, prospective, randomized trial consists of 30 patients in Australia, with the primary end-point being fusion success at 12 months and change from baseline in the Oswestry Disability Index pain score. We expect completion of the trial 12 months following enrollment of the 30th patient. We intend to use the pilot clinical trial data from Australia to enable a future larger U.S. pivotal clinical study, prior to submission of a PMA to the FDA.

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

Proposed Initial Clinical Application

The NELL-1/DBM Fusion Device will be indicated for spinal fusion procedures in skeletally mature patients with spinal degenerative disk disease (“DDD”) at one level from L2-S1. These DDD patients may also have up to Grade I spondylolisthesis at the involved level. The NELL-1/DBM Fusion Device is to be implanted via an anterior open or an anterior laparoscopic approach in conjunction with a cleared intervertebral body fusion device. Patients receiving the device should have had at least six months of non-operative treatment prior to treatment with the device. A cervical indication is currently under consideration. This indication for use would fill a current clinical gap, created by potentially dangerous inflammatory responses caused by commercially available catalytic bone growth agents, the subject of a Public Health Notification from the FDA on July 1, 2008 about life threatening complications associated with a recombinant human protein in cervical spine fusion. We do not expect our product to see the same adverse events with NELL-1/DBM as have been observed with other commercially available protein. We have performed a rat femoral onlay model to compare proinflammatory response of rhBMP-2 and NELL-1 within Helistate collagen sponges. While NELL-1 induced normal healing, rhBMP-2 induced significant amounts of swelling and histological evidence of intense inflammatory response.

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

Based upon extensive discussions with regulatory experts and a specific communication from the FDA in response to a submission of our plan under the Amended License Agreement between UCLA TDG and the Company, we believe the NELL-1/DBM Fusion Device will be regulated as a Class III medical device and that will therefore require submission and approval of a PMA.

Our Business Strategy

Our business plan is to develop our target-specific growth factor for bone regeneration, based on preclinical and clinical data that has demonstrated increases in the quantity and quality of bone, and a strong safety profile. Our initial focus on lumbar spinal fusion entails advancing our target-specific growth factor through clinical studies to achieve FDA approval with comparable efficacy and safety to the gold standard for spine fusion (autografts). Continued capital funding is critical to facilitate the development of our Nell-1 technology through the clinical regulatory path.

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

Effective July 24, 2018, we implemented a reverse split of the outstanding common stock of the Company at a ratio of 1-for-10.

Effective October 12, 2021, we implemented a reverse split of the outstanding common stock of the Company at a ratio of 1-for-2.5.

Effective June 5, 2023, we implemented a reverse split of the outstanding common stock of the Company at a ratio of 1-for-30.

Effective December 20, 2023, we implemented a reverse split of the outstanding common stock of the Company at a ratio of 1-for-8.

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

As of December 31, 2023, none of the above milestones have been met.

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

Payments to UCLA TDG under the Amended License Agreement for the years ended December 31, 2023 and 2022 were $30,845 and $35,623, respectively.

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

These patents will expire between 2024 and 2033.

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

Clinical Trials

Our first-in-man pilot clinical study commenced year-end 2023 and will evaluate the safety and effectiveness of NB1 in adult subjects with DDD at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level who undergo transforaminal lumbar interbody fusion. The multi-center, prospective, randomized trial will consist of 30 patients in Australia, with the primary end-point being fusion success at 12 months and change from baseline in the Oswestry Disability Index pain score. We expect completion of the trial 12 months following enrollment of the 30th patient.

Our clinical, and regulatory strategy involves a well-established pathway to success. We intend to use the pilot clinical study data from Australia to enable our larger U.S. pivotal clinical study, prior to submission of a PMA to the FDA.

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

When there is evidence that the product may be effective and has an acceptable safety profile in pilot evaluations, pivotal trials are undertaken to establish and confirm the clinical efficacy and establish the safety profile of the product within a larger population at geographically dispersed clinical study sites. Pivotal trials frequently involve randomized controlled trials and, whenever possible, studies are conducted in a manner so that neither the patient nor the investigator knows what treatment is being administered. The Company, the institutional review board (“IRB”) or the FDA, may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks. We intend to rely upon third-party contractors to advise and assist us in the preparation of our IDEs and the conduct of clinical trials that will be conducted under the IDEs.

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

The PMA review process involves FDA investigation into the details of the manufacturing process, as well as the design and analysis of each of the non-clinical and clinical studies. This review includes inspection of the manufacturing facility, the data recording process for the clinical studies, the record keeping at a sample of clinical trial sites and a thorough review of the data collected and analyzed for each non-clinical and clinical study. Through this investigation, the FDA reaches a decision about the risk-benefit profile of a product candidate. If the benefit is worth the risk, the FDA begins negotiating with the company about the content of an acceptable package insert and associated Risk Evaluation and Mitigation Strategies, if required.

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

Employees and Human Capital

As of the date hereof, we have two full-time employees, Jeffery Frelick and Deina Walsh. See “Management” below for biographies of Mr. Frelick and Ms. Walsh. We have relied and plan on continuing to rely on independent organizations, advisors and consultants to perform certain services for us, including handling substantially all aspects of regulatory approval, clinical management, manufacturing, marketing, and sales. Such services may not always be available to us on a timely basis or at costs that we can afford. Our future performance will depend in part on our ability to successfully integrate newly hired officers and to engage and retain consultants, as well as our ability to develop an effective working relationship with our management and consultants.

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

Corporate Information

Our principal executive offices are located at 2 Burlington Woods Drive, Suite 100, Burlington MA 01803 and our telephone number is (781) 552-4452. Our website address is www.bonebiologics.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report.

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

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business operations, industry and financial results.

●	Risks Related to Our Financial Position and Capital Needs

○	We have a limited operating history.
○	Our long-term capital requirements are subject to numerous risks.
○	Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.
○	We have incurred losses since inception and we expect our operating expenses to increase in the foreseeable future.
○	We face a number of risks associated with the incurrence of substantial debt which could adversely affect our financial condition.

●	Risks Related to the Development and Regulatory Approval of our Product Candidates

○	Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
○	FDA regulation is costly and time consuming, which may delay or prevent us from commercializing our product candidates.
○	Any product candidate we advance into clinical trials may cause unacceptable adverse events.
○	Suspensions or delays in the commencement and completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product or generate product revenues.
○	We have limited resources to pursue product candidates and indications.
○	We may find it difficult to enroll patients in our clinical trials.
○	Any success in preclinical studies and early clinical trials does not predict the success of later trials; our product candidates may not have favorable results or receive regulatory approval.
○	Risks associated with operating in foreign countries could negatively affect our product development.
○	We may be unable to obtain regulatory approval in non-U.S. jurisdictions.
○	Even if our lead product candidate received regulatory approval, it may still face future development and regulatory difficulties.
○	The results of our clinical trials may not support our product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.

●	Risks Related to Our Dependence on Third Parties

○	We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.
○	We rely on third parties to supply raw materials for our product candidates and to conduct our preclinical and clinical trials.
○	We depend on third parties, including researchers, who are not under our control.
○	Business interruptions could adversely affect future operations, revenues, and financial conditions, and may increase our costs and expenses.
○	Our employees may engage in misconduct or other improper activities, which could cause significant liability for us and harm our reputation.

●	Risks Related to our Intellectual Property

○	Our ability to compete may be limited or eliminated if we are not able to protect our products.
○	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.
○	We may not be able to obtain patent protection to protect our product candidates and technology.
○	We must comply with our obligations under license agreements or risk losing rights that are important to our business.
○	We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates, and force us to pay damages.
○	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.
○	The terms of our patents may not be sufficient to effectively protect our product candidates and business.
○	Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.
○	If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.
○	We may incur substantial costs in legal proceedings or other actions relating to intellectual property rights.
○	If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

●	Risks Relating to Commercializing of our Lead Product Candidate and Future Product Candidates

○	Our commercial success and ability to generate revenue depends upon attaining significant market acceptance of our lead product candidate and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.
○	Our product candidates, if approved, may not be covered or adequately reimbursed by third-party payors.
○	Healthcare legislative measures aimed at reducing healthcare costs may negatively impact our business.

●	Risks Related to Our Business Operations

○	We operate in a highly competitive environment.
○	Our future success depends on the performance and continued service of our officers and directors.
○	Competitors could develop and/or gain FDA approval of our products for a different indication.
○	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
○	The impact of public health crises is difficult to predict and could materially and adversely affect our business and results of operations.
○	Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.
○	We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.
○	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
○	Our ability to use net operating losses to offset future taxable income may be subject to limitations.

●	Risks Related to Healthcare Compliance Regulations

○	If we or they are unable to comply with healthcare laws and regulations, we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.
○	The application of privacy provisions of HIPAA is uncertain.

●	Risks Related to Owning our Common Stock

○	The price of our common stock may fluctuate substantially.
○	Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
○	We may be unable to comply with the continued listing standards of Nasdaq.
○	We do not intend to pay cash dividends on our shares of common stock.
○	Our President and Chief Executive Officer and Chief Financial Officer have contractual rights to participate in future financings.
○	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	General Risk Factors

○	If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.
○	We may be at risk of securities class action litigation.
○	Market and economic conditions may negatively impact our business, financial condition and share price.
○	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.
○	Our governing documents and Delaware law have anti-takeover effects that could discourage, delay or prevent a change in control.
○	Provisions of our warrants could discourage an acquisition of us by a third party.
○	Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

Risks Relating to Our Financial Position and Capital Needs

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have a limited operating history, and there is a risk that we will be unable to continue as a going concern. We have minimal assets and no significant financial resources. Our limited operating history makes it difficult to evaluate our current business model and future prospects. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to, among other things:

●	implement or execute our current business plan, which may or may not be sound;

●	maintain our anticipated management and advisory team;

●	raise sufficient funds in the capital markets to effectuate our business plan; and

●	utilize the funds that we do have and/or raise in the future to efficiently execute our business strategy.

If we cannot execute any one of the foregoing or similar matters relating to our business, the business may fail, in which case you would lose the entire amount of your investment in us.

Our long-term capital requirements are subject to numerous risks.

We anticipate that we will require approximately $5 million to complete first-in-man studies, and an estimated additional $24 million in scientific expenses to achieve FDA approval, if possible, for a spine interbody fusion indication. These amounts are estimates based on data currently available to us, and are subject to many factors, including the risk factors discussed herein. We anticipate we will need to raise substantial additional funds for the pivotal clinical trial prior to marketing our first product. The above estimates and our long-term capital requirements will depend on many factors, including, among others:

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2023, we incurred a net loss of $8.9 million, and used net cash in operating activities of $9.6 million. Our available cash is expected to fund our operations through the second quarter of 2024. In addition, our independent registered public accounting firm, in its audit report to the financial statements as of and for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. In order to have sufficient cash and cash equivalents to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses since inception and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and since inception to December 31, 2023 have incurred accumulated losses of approximately $80.9 million. We will continue to incur significant expenses for development activities for our lead product candidate NELL-1/DBM.

We will continue to attempt to raise additional capital through debt and/or equity financing to provide additional working capital and fund future operations. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs. If cash resources are insufficient to satisfy our on-going cash requirements, we will be required to scale back or discontinue our product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require us to relinquish rights to our technology, or substantially reduce or discontinue our operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. As a result, we can provide no assurance as to whether or if we will ever be profitable. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

Delays in the commencement of clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory clearance to commence a clinical trial;

●	identifying, recruiting and training suitable clinical investigators;

●	reaching agreement on acceptable terms with prospective clinical research organizations, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different clinical research organizations and trial sites;

●	obtaining sufficient quantities of a product candidate for use in clinical trials;

●	obtaining an IRB or ethics committee approval to conduct a clinical trial at a prospective site;

●	identifying, recruiting and enrolling patients to participate in a clinical trial;

●	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues: and

●	issues of relationship between clinical trials in non-U.S. countries, such as our first-in-man pilot clinical trial being conducted in Australia, and FDA approval.

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

Because we have limited financial and managerial resources, we are focused on our lead product candidate for spine fusion. As a result, we may forego or delay pursuit of opportunities with other product candidates or, for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures, we may never successfully develop any marketed treatments using these products. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and administrative support.

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

We depend upon independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to conduct our preclinical and clinical trials under agreements. These collaborators are not our employees, and they cannot control the amount or timing of resources that they devote to their programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these independent investigators and scientific collaborators become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. Failing to devote sufficient time and resources to our development programs, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the product candidate involved.

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

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics, and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Operating as a virtual company, our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the United States Patent and Trademark Office (the “USPTO”), which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future patent protection for our product candidates and technology is uncertain. For example:

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

We have entered and may be required to enter into intellectual property license agreements that are important to our business, including our license agreement with UCLA TDG. These license agreements may impose various diligence, milestone payment, royalty and other obligations on us, such as those imposed by the license agreement with UCLA TDG. For example, we may enter into exclusive license agreements with various third parties (for example, universities and research institutions) and may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestones and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreements in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreements will be impaired.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts, stop us from commercializing or increase the costs of commercializing our product candidates, and force us to pay damages.

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

The terms of our patents may not be sufficient to effectively protect our product candidates and business.

In most countries in which we file patent applications, including the U.S., the term of an issued patent is twenty years from the earliest claimed filing date of a non-provisional patent application in the applicable country. With respect to any issued patents in the U.S., we may be entitled to obtain a patent term extension or extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. Although such extensions may be available,  the life of a patent and the protection it affords is by definition limited. Even if patents covering our product candidates are obtained, we may be open to competition from other companies as well as generic products once the patent life has expired for a product. Our nine currently issued patents are expected to expire on dates ranging approximately from 2024 and 2033, excluding any potential patent term extension or adjustment . Upon the expiration of our issued patents, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our technologies, platforms and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that a related patent may expire before any particular product candidate can be commercialized or that such patent will remain in force for only a short period following commercialization, thereby reducing any significant advantage of the patent.

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

Changes to patent law, for example the Leahy-Smith America Invests Act of 2011 and the Patent Reform Act of 2009 and other future article of legislation in the U.S., may substantially change the regulations and procedures surrounding patent applications, issuance of patents, prosecution of patents, challenges to patent validity, and patent enforcement. We can give no assurances that our patents and those of our licensor(s) can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

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

There has been substantial litigation and other legal proceedings regarding patent and other intellectual property rights in the pharmaceutical, medical device and biotechnology industries. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference or derivation proceeding declared or instituted before the USPTO, regarding intellectual property rights with respect to our products, product candidates and technology, it is possible that we may become so in the future. We are not currently aware of any actual or potential third-party infringement claim involving our product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical, medical device and biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products or product candidates without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

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

Because issues of patentability involve complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents may be challenged, invalidated, found unenforceable, or circumvented. United States patents and patent applications may be subject to interference and derivation proceedings, United States patents may also be subject to post grant proceedings, including re-examination, derivation, Inter Partes Review and Post Grant Review, in the USPTO and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, derivation, post grant and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of our patents. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which makes it difficult to stop infringement.

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

Risks Relating to Commercializing of our Lead Product Candidate and Future Product Candidates

Our commercial success and ability to generate revenue depends upon attaining significant market acceptance of our lead product candidate and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.

Our future financial performance will depend upon the introduction and customer acceptance of our products. Even if we obtain regulatory approval for our lead product candidate or any future product candidates, the products may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

●	receipt of regulatory approval of marketing claims for the uses that we are developing;

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;

●	the clinical indications and patient populations for which the product candidate is approved;

●	acceptance by physicians, major treatment centers and patients of the product candidates as a safe and effective treatment;

●	the potential and perceived advantages of product candidates over alternative treatments;

●	relative convenience and ease of administration;

●	the safety of product candidates seen in a broader patient group, including our use outside the approved indications;

●	any restrictions on use together with other medications;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	the timing of market introduction of our product as well as competitive products;

●	the development of manufacturing and distribution processes for commercial scale manufacturing for our current product candidate and any future product candidates;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement from government and third-party payors, such as insurance companies, health maintenance organizations and other health plan administrators;

●	our ability to attract corporate partners, including medical device, biotechnology and pharmaceutical companies, to assist in commercializing our proposed products; and

●	the effectiveness of our sales and marketing efforts and those of our collaborators.

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our proposed formulations or products. If our current product and any future product candidates are approved but fail to achieve market acceptance, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

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

We are presently dependent largely upon the experience, abilities and continued services of Jeffrey Frelick, our President and Chief Executive Officer, and Deina Walsh, our Chief Financial Officer. The loss of services of Mr. Frelick or Ms. Walsh could have a material adverse effect on our business, financial condition or results of operations. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other biotechnology companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

Competitors could develop and/or gain FDA approval of our products for a different indication.

Another company may obtain FDA approval for similar products that might adversely affect our ability to develop and market our product candidates in the U.S. We are aware that other companies have intellectual property protection and have conducted clinical trials. Many of these companies may have more resources than us. We cannot provide any assurances that our product candidates will be FDA-approved prior to our competitors.

The FDA does not regulate the practice of medicine and, as a result, cannot direct physicians to select certain products for their patients. Consequently, we might be limited in our ability to prevent off-label use of a competitor’s product to treat the diseases we intend our product candidates to address, even if we have issued method of use patents for that indication. If we are not able to obtain and enforce our patents, a competitor could develop and commercialize similar products for the same indications that we are pursuing. We cannot provide any assurances that a competitor will not obtain FDA approval for a product that contains the same active ingredients as our products.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We face competition from numerous medical device, pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidate or future product candidates. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Competition could result in reduced sales and pricing pressure on our current product candidate or future product candidates, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. The biotechnology industry is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include medical device, pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology or may introduce products to market earlier than our product candidates or on a more cost-effective basis. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We may face competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing our product candidates could result in our having limited prospects for establishing market share or generating revenue.

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

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to obtain patent protection or other intellectual property rights, which will limit our ability to develop or commercialize our current product candidate or future product candidates. Our competitors may also develop devices that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or non-competitive before we can recover the expenses of development and commercialization.

The impact of public health crises is difficult to predict and could materially and adversely affect our business and results of operations.

Any adverse widespread public health developments in locations where we conduct business, as well as any governmental restrictive measures implemented to control such outbreaks and consumer responses to such outbreaks, could have a material adverse impact on our business and results of operations. For instance, our clinical trials may be affected by a public health crisis. Site initiation, participant recruitment and enrollment, and study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward the public health crisis efforts, or other reasons related to the public health crisis. During a public health crisis, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if our operations are adversely impacted by a public health crisis, we risk a delay, default and/or non-performance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Additionally, infections and deaths related to a public health crisis may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. We cannot predict how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Furthermore, we currently utilize third parties to, among other things, manufacture raw materials. Third-parties in the supply chain for materials used in the production of our product candidates may be adversely impacted by restrictions resulting from public health crises which could limit our ability to manufacture our product candidates for our clinical trials and research and development operations. These impacts could be significant and long term. Further, any actions taken to mitigate any health crises could lead to an economic recession. For example, the COVID-19 pandemic and the efforts to control it caused significantly increased economic uncertainty, global inflationary pressure, supply chain disruptions, volatility in the capital markets, significant economic deterioration, and an increasingly competitive labor market.

The ultimate impact of a public health crisis on our business operations will depend on, among other things, the severity and length of the health crisis, the duration, effectiveness and extent of the mitigation measures and actions designed to contain the outbreak, the emergence, contagiousness and threat of new and different strains of the disease, the availability and efficacy of vaccines and effective treatments, public acceptance of vaccines and treatments for the disease, if any, as well as the resulting economic conditions and how quickly and to what extent normal economic and operating conditions resume, all of which are highly uncertain. Such extraordinary events and their aftermaths can cause investor fear and panic, which could further materially and adversely affect our operations, the economies in which we operate, and the financial markets generally in ways that cannot necessarily be predicted and which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from a public health crisis could materially and adversely affect our business and the value of our common stock.

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

Prior to engaging in our first-in-man pilot clinical study in Australia, we obtained product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks. Prior to engaging in future clinical trials, we intend to obtain product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks; however, we may be unable to obtain such coverage at a reasonable cost, if at all. If we are able to obtain product liability insurance, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise and such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, we intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on devices that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2023, we had federal net operating loss, or NOLs, carryforwards of approximately $30,987,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, healthcare entities, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, develop and will market, sell and distribute our product. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

●	the federal healthcare Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	federal civil and criminal false claims laws, including the federal False Claims Act that can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 which imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information;

●	the federal physician sunshine requirements under the ACA which requires certain manufacturers of , devices, biologics and medical supplies, with certain exceptions, to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing information; and certain state and local laws which require the registration of pharmaceutical sales representatives; and

●	state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

You should consider an investment in our common stock to be risky. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section are:

●	our ability to meet the Nasdaq listing requirements;
●	volatility and limitations in trading volumes of our shares of common stock;
●	our ability to obtain financing to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	the timing and success of our clinical trials and introduction of products to the market;
●	changes in the development status of our product candidate;
●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;
●	safety concerns related to the use of our product candidate;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

In addition, if the market for stock in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short our common stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and may cause you to lose the value of your investment.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, a failure of which could result in a delisting of our common stock and certain warrants.

Nasdaq requires that the trading price of listed stock remain above $1.00 in order for the stock to remain listed. If a listed stock trades below $1.00 for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing standards, including those regarding minimum stockholders’ equity, minimum publicly available shares, director independence and independent committee requirements and other corporate governance requirements. We recently regained compliance with Nasdaq’s listing standards, and Nasdaq will continue to monitor our compliance with its requirements including through a Nasdaq discretionary panel monitor until June 28, 2024. If we are unable to satisfy these standards, we could be subject to delisting, which would have a negative effect on the price of our common stock, impair your ability to sell or purchase our common stock or warrants when you wish to do so, and potentially cause you to lose the value of your investment in us. In the event of a delisting, we would expect to take actions to restore our compliance with the listing standards, but we can provide no assurance that any action we take to restore our compliance would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future noncompliance with the listing requirements.

If the Company is delisted from Nasdaq, its common stock may be eligible for trading on an over-the-counter market. If the Company is not able to obtain a listing on another stock exchange or quotation service for its common stock, it may be extremely difficult or impossible for stockholders to sell their shares of common stock. Moreover, if the Company is delisted from Nasdaq, but obtains a substitute listing for its common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the Company’s common stock is delisted from Nasdaq, the value and liquidity of the Company’s common stock would likely be significantly adversely affected. A delisting of the Company’s common stock from Nasdaq could also adversely affect the Company’s ability to obtain financing for its operations and/or result in a loss of confidence by investors, employees and/or business partners.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

The right of our President and Chief Executive Officer and Chief Financial Officer to participate in future financings of ours could impair our ability to raise capital.

Jeffrey Frelick, our President and Chief Executive Officer, and Deina Walsh, our Chief Financial Officer, hold contractual preemptive rights which allow them to participate, at their option, in all future financings up to an amount necessary to maintain their percentage interest in our common stock. The existence of such preemptive rights, or the exercise of such rights, may deter potential investors from providing us needed financing, or may deter investment banks from working with us. This may have a material adverse effect on our ability to raise capital which, in turn, could have a material adverse effect on our business prospects.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

General Risk Factors

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

As of December 31, 2023, management assessed the effectiveness of our internal controls over financial reporting, and based on that evaluation, they concluded that our internal controls and procedures were effective.

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

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

Concerns over public health crises, energy costs, terrorism and geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit and financial markets and financial conditions, inflationary pressures and interest rate changes, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If these conditions or the equity markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plans and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to conduct our business plans on schedule and on budget.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

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

Our Certificate of Incorporation, Bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation and our Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

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

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Jumpstart Our Business Startups Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. These reporting requirements, rules, and regulations will make some activities more time-consuming and costly and may make it more difficult and more expensive for us to maintain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We monitor cybersecurity threats, including any potential unauthorized occurrence on or conducted through information systems that we use through third party providers that may result in adverse effects on the confidentiality, integrity, or availability of any information residing therein.

We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole.

Our Chief Executive Officer and Chief Financial Officer are primarily responsible to assess and manage our material risks from cybersecurity threats.

Our Chief Financial Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Under such policies and processes, our Chief Financial Officer is responsible for reporting to our Board of Directors regarding any cybersecurity incidents.

Item 2. Properties

We lease our primary office which is located at 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803 on a month to month lease.

Item 3. Legal Proceedings

On July 11, 2019, Dr. Bessie (Chia) Soo and Dr. Kang (Eric) Ting (“Plaintiffs”) filed a complaint (the “Complaint”) in the United States District Court for the District of Massachusetts against the Company, Bruce Stroever (“Stroever”), John Booth (“Booth”), Stephen LaNeve (“LaNeve”, and together with Stroever and Booth, the “Individual Defendants”), and MTF Biologics (f/k/a The Musculoskeletal Transplant Foundation, Inc.) (“MTF”). The Complaint alleged claims for breach of contract against the Company and tortious interference with contract against the Individual Defendants and MTF arising from the termination of the Professional Service Agreements, dated as of January 8, 2016, between the Company and each of the Plaintiffs. The Individual Defendants were sued for actions taken by them in connection with their service to the Company as directors and/or officers of the Company. As such, we have certain indemnification obligations to the Individual Defendants.

On January 10, 2024 we entered into a Settlement Agreement and Mutual General Release (the “Agreement”) with the Plaintiffs on the one hand, and the Company and LaNeve on the other hand, in settlement of the claims for breach of contract and tortious interference with contract. The Agreement is effective as of January 9, 2024.

Under the Agreement, the Company agreed to pay the plaintiffs $750,000, and on February 7, 2024, the Company paid $414,989, and the Company’s insurance carrier paid $335,011 for the total settlement. The parties to the Agreement have filed a joint stipulation to dismiss the action with prejudice with the Court and the Company expects the action to be dismissed by the Court.

In the normal course of our business, we may periodically become subject to various lawsuits. However, except as noted above, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market

Our common stock, par value $0.001 per share, and certain warrants to purchase shares of common stock trade on The Nasdaq Capital Market under the symbols “BBLG” and “BBLGW,” respectively.

Holders

As of February 14, 2024, we had 22 stockholders of record holding 11,038 shares of our common stock outstanding, including 534,238 shares of common stock held by an indeterminate number of beneficial owners of securities whose shares are held in the names of various depository accounts, brokerage firms and clearing agencies.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business. Any future determination to pay dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Repurchases of Equity Securities

None

Recent Sales of Unregistered Securities

During the fourth quarter of the year ended December 31, 2023, we did not issue any shares in reliance on Section 4(a)(2) of the Securities Act, as amended as a transaction not involving a public offering which have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from UCLA TDG. UCLA TDG and the Company received guidance from the FDA that NELL-1/DBM will be classified as a device/drug combination product that will require an FDA-approved PMA before it can be commercialized in the United States.

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

We are a development stage entity. The production and marketing of our products and ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by us must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend the clinical trials.

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

Nasdaq Panel Decision

On September 27, 2023, the Company received a written notice from the Nasdaq notifying the Company that it was not in compliance with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and that Nasdaq’s staff had determined to delist the Company’s securities On December 11, 2023, a Nasdaq Hearings Panel granted the Company’s request for continued listing on Nasdaq subject to the Company demonstrating compliance with the minimum bid price requirement prior to January 12, 2024. The Company received notice from Nasdaq on January 9, 2024 that it had regained compliance with the minimum bid price requirement. The Company will remain under a Nasdaq discretionary panel monitor until June 28, 2024.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

	Year ended December 31, 2023	Year ended December 31, 2022	% Change
Operating expenses
Research and development	$6,907,824	$1,579,298	337.40%
General and administrative	2,520,479	2,085,875	20.84%

Total operating expenses	9,428,303	3,665,173	157.24%

Loss from operations	(9, 428,303)	(3,665,173)	157.24%

Finance cost related to public offering	-	(731,714)	(100.00)%

Change in fair value of warrant liability	892,693	2,912,267	(69.35)%

Legal settlement, net of insurance	(414,989)	-	(100.00)%

Interest Income	1,868	-	100.00%

Net loss	$(8,948,731)	$(1,484,620)	502.76%

Research and Development

Our research and development expenses increased from $1,579,298 during the year ended December 31, 2022 to $6,907,824 during the year ended December 31, 2023. The increase of $5,328,526 is primarily due to production of our Nell-1 protein as we prepare for our pilot clinical study. We will continue to incur significant expenses for development activities for NELL-1 in the future.

General and Administrative

Our general and administrative expenses increased from $2,085,875 during the year ended December 31, 2022 to $2,520,479 during the year ended December 31, 2023. The $434,604 increase was primarily due to consultants for our annual proxy and special meeting and to assist with our NASDAQ notice. We incurred stock based compensation expense for our directors and management team totaling $152,599. The management team incentive bonus accruals were based on performance targets established for each fiscal year.

Finance cost related to public offering

Finance cost related to public offering of $731,714 represents the excess of the fair value of the derivative warrant instruments issued in our October 2022 offering over the net proceeds from the offering.

Change in fair value of warrant liability

In October 2022, we completed a public equity offering, which included the issuance of 54,174 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. We have determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, we have classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at December 31, 2023.

Legal settlement, net of insurance

On January 10, 2024 we entered into a Settlement Agreement and Mutual General Release (the “Agreement”) with the Plaintiffs on the one hand, and the Company and LaNeve on the other hand, in settlement of the claims for breach of contract and tortious interference with contract. The Agreement is effective as of January 9, 2024. The parties to the Agreement have filed a joint stipulation to dismiss the action with prejudice with the Court and we expect the action to be dismissed by the Court.

Under the Agreement, the Company agreed to pay the plaintiffs $750,000, and on February 7, 2024, the Company paid $414,989, and the Company’s insurance carrier paid $335,011 for the total settlement.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to December 31, 2023 have incurred accumulated losses of approximately $80.9 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.5 million. The accompanying consolidated financial statements for the year ended December 31, 2023 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $8.9 million, and used net cash in operating activities of $9.6 million during the year ended December 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s December 31, 2023, audited financial statements, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 14, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acting as representatives of the several underwriters in connection with a public offering (the “June Offering”) of an aggregate of 317,259 shares of its common stock. The public offering price was $15.76 per share and the underwriters agreed to purchase 317,259 shares at a 7% discount to the public offering price. The Company granted EF Hutton a 45-day option to purchase up to 47,589 additional shares, to cover over-allotments, if any, which was not exercised. The Offering closed on June 16, 2023, resulting in gross proceeds of $5 million, before deducting underwriting discounts and commissions and other offering expenses. The net proceeds in relation to the June Offering were $4,452,163.

On November 20, 2023 we sold and issued, in the Registered Direct Offering, 142,384 shares of common stock, at an offering price of $5.12 per share to the Purchasers pursuant to the Purchase Agreement. Pursuant to the Purchase Agreement, in a concurrent private placement, we issued to the Purchasers the November Warrants to purchase up to an aggregate of 142,384 shares of common stock, which represent 100% of the shares of common stock issued and sold in the Registered Direct Offering. The November Warrants are exercisable at an exercise price of $4.16 per share, were exercisable immediately upon issuance, and will expire five and one-half years from the date of issuance. In addition, we issued the placement agent as compensation in connection with the November Offering, the November Placement Agent Warrants to purchase up to an aggregate of 8,543 shares of common stock (equal to 6.0% of the aggregate number of shares sold in the Registered Direct Offering). The November Placement Agent Warrants have substantially the same terms and conditions as the November Warrants, except that the November Placement Agent Warrants have a term of five years from the commencement of sales in the November Offering and an exercise price of $6.40 per share. The net proceeds of the November Offering were $591,998.

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

As of December 31, 2023 and 2022, we had cash of $3,026,569 and $7,538,312, respectively.

We anticipate that we will require approximately $5 million to complete first-in-man studies, and an estimated additional $24 million in scientific expenses to achieve FDA approval, if possible, for a spine interbody fusion indication.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022:

Operating activities

During the year ended December 31, 2023 and 2022, cash used in operating activities was $9,555,904 and $3,566,913 respectively. Cash expenditures for the year ended December 31, 2023 increased primarily due to production of our Nell-1 protein as we prepare for our pilot clinical study.

Financing activities

During the year ended December 31, 2023, cash provided by financing activities of $5,044,161 resulted from the net proceeds of our July and November 2023 public offerings of common stock units. During the year ended December 31, 2022, cash provided by financing activities of $4,429,860 resulted from the net proceeds of our October 2022 public offering of common stock units.

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

Recently Issued Accounting Standards

See discussion in Note 2 to the consolidated financial statements for the year ended December 31, 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2023. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the assessment using those criteria, management concluded that as of December 31, 2023, our internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table sets forth certain information regarding our directors and executive officers as of February 14, 2024:

Name	Age	Position
Jeffrey Frelick	58	Chief Executive Officer and President
Deina H. Walsh	59	Chief Financial Officer
Don Hankey	80	Chairman of the Board of Directors
Bruce Stroever	74	Director
Siddhesh Angle	40	Director
Robert Gagnon	49	Director

Jeffrey Frelick: Chief Executive Officer and President

Jeffrey Frelick serves as our President and Chief Executive Officer, bringing more than 25 years of leadership, operational, and investment experience in the life science industry. He joined Bone Biologics in 2015 as our Chief Operating Officer and assumed his current role in June 2019. Prior to Bone Biologics, Mr. Frelick spent 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks Canaccord Genuity, ThinkEquity and Lazard. He also previously worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostic companies. He began his career at Becton Dickinson in sales and sales management positions after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Mr. Frelick received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

Deina H. Walsh: Chief Financial Officer

Deina Walsh has served as our Chief Financial Officer since November 2014. She is a certified public accountant and owner/founder of DHW CPA, PLLC, a Public Company Accounting Oversight Board (PCAOB) registered firm since 2014. Prior to forming her firm, Ms. Walsh spent 13 years at a public accounting firm where, as a partner, she was actively responsible for leading firm audit engagements of publicly held entities in accordance with PCAOB standards and compliance with SEC regulations, including internal control requirements under Section 404 of the Sarbanes-Oxley Act. Ms. Walsh had a global client base including entities throughout the United States, Canada and China. These entities encompass a diverse range of industries including manufacturing, wholesale, life sciences, pharmaceuticals, and technology. Her experience includes work with start-up companies and well-established operating entities. She has assisted many entities seeking debt and equity capital. Areas of specialty include mergers, acquisitions, reverse mergers, consolidations, complex equity structures, foreign currency translations and revenue recognition complexities. Ms. Walsh has an Associates of Science Degree in Business Administration from Monroe Community College and a Bachelor of Science Degree in Accounting from the State University of New York at Brockport.

Don Hankey: Chairman of the Board of Directors

Mr. Hankey has served as Chairman of the Board since 2018. Mr. Hankey holds his BA Degree and has done post-graduate work from the University of Southern California. At age 27, Mr. Hankey became Vice President of a major investment banking firm, which would later become part of USB Paine Weber. Mr. Hankey acquired Midway Ford in 1972 and founded Hankey Investment Company. During the 1980s, Mr. Hankey’s organization grew its portfolio and established a foothold in the financial services industry. Mr. Hankey has incorporated technology into every aspect of the Hankey Group of companies improving efficiencies and outcomes. Mr. Hankey has been the manager of Hankey Capital, LLC, since its formation in 2002. Given Mr. Hankey’s financial experience, we believe he is well qualified to serve as the Chairman of the Board.

Bruce Stroever: Director

Mr. Stroever has served on the Board since 2012, bringing forty years of product development and general management experience in the medical device and orthobiologics fields. Mr. Stroever most recently served as President and Chief Executive Officer at MTF until he retired in 2018 after 30 years of service. Under Mr. Stroever’s leadership, MTF grew to be the largest tissue bank in the world. From 1971 to 1988, Mr. Stroever held several positions with Ethicon, Inc., a Johnson & Johnson, Inc. subsidiary. Mr. Stroever served on the advisory board for the New Jersey Organ and Tissue Sharing Network. He was also elected to the Board of Governors of the American Association of Tissue Banks for a three-year term in 1999 and subsequently in 2012. He was a founding member of the Tissue Policy Group subsidiary of the AATB and served as its Chairman for two terms. Mr. Stroever serves on the Board of Donate Life New York State, a non-profit based in Albany, New York. Mr. Stroever received his B.E. in Mechanical/Chemical Engineering from Stevens Institute of Technology in 1972 and a M.S. in Bioengineering from Columbia University in 1977. Given Mr. Stroever’s educational background, his senior management experience in our industry and the continuity he brings to the Board, we believe that Mr. Stroever is well qualified to serve as a member of the Board.

Siddhesh (Sid) R. Angle: Director

Dr. Angle’s appointment to the Board became effective upon completion of October 2021 Offering. From 2018 to the present, Dr. Angle is Co-Founder, President and Chief Executive Officer of Regenosine, an early stage start-up for osteoarthritic disease. From 2021 to present, Dr. Angle also serves on the Executive Team of Vetosine, an animal health affiliate of Regenosine. From 2020 to 2021, Dr. Angle was Associate Director, Innovation Commercialization at NYU Langone. From 2017 to 2020, Dr. Angle was Program Manager, Innovation Commercialization at NYU Langone. From 2013 to 2017, Dr. Angle worked in various R&D capacities at Zimmer Biomet, culminating as R&D manager of global orthobiologics. From 2011 to 2013, Dr. Angle served as Research Scientist at Carnegie Mellon University. Given Mr. Angle’s extensive background in research and development, we believe that Mr. Angle is well qualified to serve as a member of the Board.

Robert Gagnon: Director

Mr. Gagnon’s appointment to the Board became effective on January 8, 2024. Mr. Gagnon has served as the Chief Financial Officer of Remix Therapeutics, a biotechnology company, since March 2023. Prior to Remix Therapeutics, Mr. Gagnon served as an Operating Partner at Gurnet Point Capital, a healthcare venture capital and private equity fund, from October 2022 to June 2023. Earlier, he served as Chief Financial Officer of Verastem, Inc. from August 2018 to October 2022 in addition to serving as Chief Business Officer from June 2019 to October 2022. Prior to Verastem, Mr. Gagnon served as the Chief Financial Officer for Harvard Bioscience, Inc. from November 2013 to August 2018. From 2012 through 2013, Mr. Gagnon served as the Executive Vice President, Chief Financial Officer and Treasurer at Clean Harbors, Inc. Mr. Gagnon’s prior experience includes serving as Chief Accounting Officer and Controller at Biogen Idec, Inc., as well as a variety of senior positions at Deloitte & Touche, LLP, and PriceWaterhouseCoopers, LLP. Mr. Gagnon holds an M.B.A. from the MIT Sloan School of Management and a B.A. in accounting from Bentley College. Mr. Gagnon currently serves as on the board of directors at Verastem and Purple Biotech Ltd. Given Mr. Gagnon’s significant financial, accounting and management expertise, as well as his experience within the pharmaceutical and biotechnology industries, we believe that Mr. Gagnon is well qualified to serve as a member of the Board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Corporate Governance

Our Board of Directors consists of four members: Don Hankey, Sid Angle, Robert Gagnon and Bruce Stroever.

Director Independence

The listing standards of The Nasdaq Stock Market LLC require that a majority of our Board of Directors be independent. No director will qualify as independent unless the board affirmatively determines that the director has no relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon the Nasdaq listing standards and applicable SEC rules and regulations, our board has determined that each of Sid Angle, Robert Gagnon and Bruce Stroever and are independent and that Erick Lucera, who resigned from our board effective January 8, 2024, was independent during his service on the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

The Board believes it is important to select the Company’s Chairman and Chief Executive Officer in the manner it considers in the best interests of the Company at any given time. The Board has elected a Chairman of the Board who is different from the Company’s Chief Executive Officer.

The Board currently includes three individuals who are independent from the management of the Company. The Board and its committees meet regularly throughout the year to assure that the independent directors are well briefed and informed with regard to the Company’s affairs. Independent directors have unfettered access to any employee within the Company and are encouraged to call upon whatever employee he deems fit to secure the information each director feels is important to their understanding of our Company. In this fashion, we seek to maintain well informed, independent directors who are prepared to make informed decisions regarding our business affairs.

Management is responsible for the day-to-day management of risks the Company faces, while the Board as a whole plays an important role in overseeing the identification, assessment and mitigation of such risks. The Board reviews information regarding the Company’s finances and operations, as well as the risks associated with each. For example, the oversight of financial risk management lies primarily with the Board’s Audit Committee, which is empowered to appoint and oversee our independent auditors, monitor the integrity of our financial reporting processes and systems of internal controls and provide an avenue of communication among our independent auditors, management and the Board. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s compensation plans and arrangements. In fulfilling its risk oversight responsibility, the Board, as a whole and acting through any established committees, regularly consults with management to evaluate and, when appropriate, modify our risk management strategies.

Board Committees

Our Board has appointed a standing audit committee, nominating and corporate governance committee, and compensation committee. Each committee acts pursuant to a written charter adopted by our Board of Directors. The current charters for each board committee are available on our website, www.bonebiologics.com under the heading, “Investors” and the subheading, “Corporate Governance.”

Audit Committee

The Audit Committee is responsible for overseeing: (i) our accounting and reporting practices and compliance with legal and regulatory requirements regarding such accounting and reporting practices; (ii) the quality and integrity of our financial statements; (iii) our internal control and compliance programs; (iv) our independent auditors’ qualifications and independence and (v) the performance of our independent auditors. In so doing, the Audit Committee maintains free and open means of communication between our directors and management. The Board of Directors has determined that each member of the Audit Committee, consisting of Bruce Stroever, Robert E. Gagnon (Chair), and Sid Angle, meets the independence and financial literacy requirements applicable to audit committee members under the Nasdaq listing standards and SEC rules. The Board of Directors has further determined that Mr. Gagnon qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC.

Compensation Committee

The Compensation Committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The Compensation Committee makes recommendations to our Board in connection with such compensation and performance plans. The Board has determined that each member of the Compensation Committee, consisting of Bruce Stroever (Chair), Robert E. Gagnon, and Sid Angle, meets the independence requirements applicable to compensation committee members under the Nasdaq listing standards.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for (i) identifying, screening and reviewing individuals qualified to serve as directors (consistent with criteria approved by our Board) and recommending to our Board candidates for nomination for election at the annual meeting of stockholders or to fill Board vacancies or newly created directorships; (ii) developing and recommending to our Board and overseeing the implementation of our corporate governance guidelines (if any); (iii) overseeing evaluations of our Board and (iv) recommending to our Board candidates for appointment to Board committees. The Board has determined that each member of the Nominating and Corporate Governance Committee, consisting of Bruce Stroever, Robert E. Gagnon, and Sid Angle (Chair), meets the independence requirements applicable to nominating committee members under the Nasdaq listing standards.

Indemnification Agreements

Our Board has approved and we have entered into an indemnification agreement with each of our directors and executive officers (“Indemnification Agreement”). The Indemnification Agreement provides for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The Indemnification Agreement also provides for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The Indemnification Agreement sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the Indemnification Agreement.

Code of Conduct and Ethics

The Company adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that that establishes, among other things, procedures for handling actual or apparent conflicts of interest. Our Code of Conduct and Ethics is available at our website www.bonebiologics.com/investor-relation.

Anti-Hedging Policy

We have an insider trading policy that prohibits directors, officers and employees from engaging in transactions that hedge or offset any decrease in the market value of equity securities granted as compensation.

Delinquent Section 16(a) Reports

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except with respect to Jeffrey Frelick and Deina Walsh who each failed to file a report of one transaction.

Item 11. Executive Compensation

Summary Compensation Table

As a smaller reporting company under the Securities Exchange Act, we are providing the following executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K.

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by named executive officers:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total Compensation ($)

Jeffrey Frelick, Chief Executive Officer and President	2023	$300,000	$51,600	$25,000	$-	$376,600
	2022	$300,000	$76,965	$37,750	$-	$414,715

Deina Walsh, Chief Financial Officer	2023	$200,000	$25,800	$12,500	$-	$238,300
	2022	$200,000	$31,583	$18,875	$-	$250,458

(1)	Represents the grant date fair value of the option award, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards for 2023 are set forth in Note 7 of the financial statements included with this Form 10-K.
(2)	The amounts shown in this column reflect performance-based cash awards earned during the applicable fiscal year under our executive compensation program.

Annual Performance-Based Awards

The Company has an annual performance-based cash award program for our executive officers, which is designed to reinforce the Company’s goals and strategic initiatives, and reward our executive officers for meeting objective performance goals for a fiscal year. The annual performance-based awards are determined by the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the compensation committee and our Board of Directors. For each of the fiscal years ended December 31, 2023 and 2022, annual bonuses were based on achievement of Company goals related to clinical development objectives, business development goals, capital raising and certain investor goals. The target award opportunity under the annual performance-based award program for each of the fiscal years ended December 31, 2023 and 2022 as a percentage of base salary was 50% for Mr. Frelick and 25% for Ms. Walsh.

Following the compensation committee’s review of the achievement of corporate and individual performance for fiscal year ended December 31, 2023 the compensation committee awarded Mr. Frelick $25,000 in cash and options to purchase 25,000 shares of common stock and Ms. Walsh $12,500 in cash and options to purchase 12,500 shares of common stock, respectively. For fiscal year ended December 31, 2022, Mr. Frelick was awarded $37,750 in cash and options to purchase 158 shares of common stock and Ms. Walsh was awarded $18,875 in cash and options to purchase 79 shares of common stock, respectively.

Employment Agreements with Consultants and Named Executive Officers

Jeffrey Frelick – Chief Executive Officer and President

The Company entered into an Employment Agreement, dated as of June 8, 2015, with Jeffrey Frelick, to serve as the Company’s Chief Operating Officer, effective August 8, 2015, with an annual salary of $300,000. Effective June 28, 2019, the Board appointed Mr. Frelick as the Chief Executive Officer and President. Pursuant to Mr. Frelick’s employment agreement he received a stock option grant equal to 3% of the then outstanding shares of common stock on August 8, 2015, to vest in three equal installments on the first, second, and third anniversary of the execution of the employment agreement, which expire on December 27, 2025. Mr. Frelick’s employment agreement is for a term of three years with the initial term ended on August 7, 2018, after which the employment agreement automatically extends for one-year periods until terminated by the Company or Mr. Frelick.

Pursuant to Mr. Frelick’s employment agreement he is eligible to earn an annual target bonus of 50% of his base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the Board, or the compensation committee (after considering any input or recommendations from Mr. Frelick) within 60 days of the beginning of each calendar year during Mr. Frelick’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Mr. Frelick must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than 50% of Mr. Frelick’s base salary. In the event of Mr. Frelick’s termination without cause, Mr. Frelick is entitled to receive any unpaid salary and expenses, a payment equal to 12 months of his base salary, a pro-rated annual bonus at the Board’s discretion, and a continuation of benefits for 12 months. To allow Mr. Frelick to prevent or mitigate dilution of his equity interests in the Company, in connection with each financing, Mr. Frelick will be provided an opportunity to invest in the Company such that his interest, at his option, remains undiluted or partially diluted.

Deina Walsh – Chief Financial Officer

The Company entered into an Independent Contractor Agreement, dated as of June 28, 2019, with Deina Walsh, whereby she provided services to the Company at a rate of $100.00 per hour. On December 17, 2021, the Company entered into an employment agreement with Ms. Walsh, effective January 3, 2022, to serve as the Company’s full time Chief Financial Officer with an annual salary of $200,000. Pursuant to her employment agreement, Ms. Walsh received a vested stock option grant entitling her to purchase 833 shares of common stock, which expires on January 3, 2025. Ms. Walsh’s employment agreement has an indeterminate term and is at will.

Pursuant to Ms. Walsh’s employment agreement she is eligible to earn an annual target bonus of 25% of her base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the Board, or any compensation committee thereof, (after considering any input or recommendations from Ms. Walsh) within 60 days of the beginning of each calendar year during Ms. Walsh’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Ms. Walsh must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than 25% of Ms. Walsh’s base salary. In the event of Ms. Walsh’s termination without cause, Ms. Walsh is entitled to receive any unpaid salary and expenses, a payment equal to 4 months of her base salary, a pro-rated annual bonus at the Boards discretion, and a continuation of benefits for 4 months. To allow Ms. Walsh to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, Ms. Walsh shall be provided an opportunity to invest in the Company such that her interest, at her option, remains undiluted or partially diluted.

Stock Options

On January 17, 2024, Mr. Frelick received a stock option grant whereby he is entitled to purchase 25,000 shares of common stock at an exercise price of $3.61. The stock options vested immediately and expire on January 17, 2026. In the event Mr. Frelick is terminated prior to January 17, 2026, any unexercised portion of this this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 17, 2026.

On January 17, 2024, Ms. Walsh received a stock option grant whereby she is entitled to purchase 12,500 shares of common stock at an exercise price of $3.61. The stock options vested immediately and expire on January 17, 2026. In the event Ms. Walsh is terminated prior to January 17, 2026, any unexercised portion of this this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 17, 2026.

On January 25, 2023, Mr. Frelick received a stock option grant whereby he is entitled to purchase 158 shares of common stock at an exercise price of $57.60. The stock options vested immediately and expire on January 25, 2025. In the event Mr. Frelick is terminated prior to January 25, 2025, any unexercised portion of this this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 25, 2025.

On January 25, 2023, Ms. Walsh received a stock option grant whereby she is entitled to purchase 79 shares of common stock at an exercise price of $57.60. The stock options vested immediately and expire on January 25, 2025. In the event Ms. Walsh is terminated prior to January 25, 2025, any unexercised portion of this this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 25, 2025.

Our compensation committee believes the compensation under the employment agreements and other incentives granted to our named executive officers align our named executive officers’ interests with those of our stockholders. Our compensation committee and Board continues to evaluate our executive compensation program with a view toward motivating our named executive officers to meet our strategic operational and financial goals in the best interests of our stockholders.

Outstanding Equity Awards at Fiscal Year End

Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
(a)	(b)	(e)	(f)
Jeffrey Frelick, Chief Operating Officer	158	$57.60	January 25, 2025
	209	$892.80	January 1, 2024
	45	$12,300.00	May 26, 2026
	174	$9,540.00	December 27, 2025
Deina Walsh, Chief Financial Officer	79	$57.60	January 25, 2025
	105	$892.80	January 3, 2024

Director Compensation

As a smaller reporting company under the Securities Exchange Act, we are providing the following director compensation information in accordance with the scaled disclosure requirements of Regulation S-K.

The following table shows information regarding the compensation earned during the year ended December 31, 2023 by the members of our Board.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Bruce Stroever	$30,000	$46,883	$76,883
Don Hankey(2)	-		-
Erick Lucera(3)	30,000	46,883	76,883
Sid Angle	30,000	46,883	76,883

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions that will be disclosed in our consolidated financial statements for the fiscal year 2023. The following table provides information regarding equity awards held by each independent non-employee director as of December 31, 2023:

Name	Stock Options Outstanding (#)
Bruce Stroever	10,925
Don Hankey	-
Erick Lucera	11,009
Sid Angle	11,009

(2)	Non-independent director. No compensation paid per our Non-Employee Director Compensation Policy.

(3)	Resigned effective January 8, 2024.

The Board adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) as follows:

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

Equity Compensation

Equity awards will be granted under the Company’s 2015 Equity Incentive Plan or any successor equity incentive plan (the “Plan”). All stock options granted under this Director Compensation Policy will be Nonstatutory Stock Options (as defined in the Plan), with a term of ten years from the date of grant and an exercise price per share equal to 100% of the Fair Market Value (as defined in the Plan) of the underlying common stock of the Company on the date of grant.

(a) Automatic Equity Grants.

(i) Initial Grant for New Directors. Without any further action of the Board, each person who, after the Effective Date, is elected or appointed for the first time to be a Non-Employee Director will automatically, upon the date of his or her initial election or appointment to be a Non-Employee Director, be granted a Nonstatutory Stock Option to purchase 9 shares of Common stock (the “Initial Grant”), regardless of when such person is elected or appointed to the Board. Each Initial Grant will fully vest on the date of the annual meeting of the stockholders of the Company (“Annual Meeting”) next following the Initial Grant.

(ii) Annual Grant. Without any further action of the Board, at the close of business on the date of each Annual Meeting following the Effective Date, each person who is then a Non-Employee Director will automatically be granted to a Nonstatutory Stock Option to purchase a number of shares of common stock having an option value (calculated on the date of grant) of $50,000 (the “Annual Grant”). Each Annual Grant will vest in a series of four successive equal quarterly installments over the one-year period measure from the date of grant.

(iii) Pro-rated Annual Grant. If a person is elected or appointed to the Board at a time other than at the annual stockholder meeting, then on the date of such election or appointment, the person will be automatically, and without further action by the Board, granted an Annual Grant covering a pro-rated number of shares of Common Stock pursuant to the Non-Employee Director Compensation Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of shares subject to currently outstanding equity awards, their weighted-average exercise price, and the number of shares available for future grants under our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	34,310	$236.70	629,489
Equity compensation plans not approved by security holders	-	-	-
Total	34,310	$236.70	629,489

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information, as of February 14, 2024, regarding the beneficial ownership of our common stock by:

●	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;
●	each of our directors and director nominee;
●	each of our named executive officers; and
●	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner or Identity of Group	Shares(1)		Percentage

5% or greater stockholders:

Ionic Ventures, LLC, et. al. 3053 Fillmore Street, Suite 256 San Francisco, CA 94123	36,914	(2)	6.5%

Lind Global Fund II LP, et al. 444 Madison Ave, Floor 41 New York, NY 10022	34,180	(3)	6.0%

Executive Officers and Directors(4):

Don R. Hankey	29,776	(5)	5.6%
Jeffrey Frelick	27,528	(6)	4.9%
Sid Angle	5,649	(7)	1.0%
Bruce Stroever	5,564	(8)	1.0%
Deina H. Walsh	14,454	(9)	2.6%
Robert E. Gagnon	4,003	(10)	*

Total Officers and Directors as a Group (6 persons)	86,974	(11)	14.8%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Based on 534,238 outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable within 60 days from our report date.
(2)	This information is based on a Schedule 13G/A filed by Ionic Ventures, LLC, et al. on February 14, 2024. Ionic Ventures, LLC (“Ionic”), Ionic Management, LLC (“Ionic Management”), Brendan O’Neil, and Keith Coulston each report shared voting and dispositive power with respect to 36,914 shares of common stock, which are issuable upon full exercise of common stock purchase warrants held by Ionic and that are subject to a 9.99% beneficial ownership blocker. This amount does not include 3,087 shares of common stock issuable upon full exercise of Series A purchase warrants and 3,087 shares of common stock issuable upon full exercise of Series B purchase warrants held by Ionic, which purchase warrants are subject to a 4.99% beneficial ownership blocker. Ionic has the power to dispose of and the power to vote the shares beneficially owned by it, which power may be exercised by its manager, Ionic Management. Each of the managers of Ionic Management, Mr. O’Neil and Mr. Coulston, has shared power to vote and/or dispose of the shares beneficially owned by Ionic and Ionic Management.
(3)	This information is based on a Schedule 13G filed by Lind Global Fund II LP, et al. on February 13, 2024. Lind Global Fund II LP (“Lind Global”), Lind Global Partners II LLC (“Lind Partners”), and Jeff Easton each report sole voting and dispositive power with respect to 34,180 shares of common stock, which are issuable upon full exercise of common stock purchase warrants held by Lind Global. Lind Partners, the general partner of Lind Global, and Mr. Easton, the managing member of Lind Partners, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global.
(4)	Except as indicated by footnote, the address for our executive officers and directors is 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803.
(5)	Mr. Hankey is the beneficial owner of 27,931 shares and 1,845 shares issuable upon exercise of warrants of the Company consisting of 17,833 shares and 1,170 shares issuable upon exercise of warrants owned by the Don Hankey Trust (the “Trust”) of which Mr. Hankey is the Trustee, 133 shares held by H&H Funding LLC of which Mr. Hankey is the sole manager, 325 shares and 22 shares issuable upon exercise of warrants held by Knight Services, Inc. which is 100% owned by the Trust, and 9,640 shares and 653 shares issuable upon exercise of warrants of which Knight Insurance Company, Ltd. is the beneficial owner consisting of 6,112 shares and 414 shares issuable upon exercise of warrants held by Knight Insurance Company, Ltd., 1,190 shares and 81 shares issuable upon exercise of warrants held by Knightbrook Insurance Company which is a wholly owned subsidiary of Knight Insurance Company, Ltd. and 2,338 shares and 158 shares issuable upon exercise of warrants held by Knight Specialty Insurance Company a wholly owned subsidiary of Knight Insurance Company, Ltd. The address for Mr. Hankey is 4751 Wilshire Blvd #110, Los Angeles, CA 90010.
(6)	Includes 25,377 shares underlying stock options exercisable within 60 days.
(7)	Includes 5,649 shares underlying stock options exercisable within 60 days.
(8)	Includes 5,564 shares underlying stock options exercisable within 60 days.
(9)	Includes 12,579 shares underlying stock options exercisable within 60 days.
(10)	Includes 4,003 shares underlying stock options exercisable within 60 days.
(11)	Consists of 31,957 shares, 1,845 shares issuable upon exercise of warrants and 53,172 shares underlying stock options exercisable within 60 days.

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

Director Independence

Our Board of Directors consists of four members: Don Hankey, Bruce Stroever, Sid Angle and Robert Gagnon. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that Bruce Stroever, Sid Angle and Robert Gagnon qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2) and pursuant to applicable provisions of the Exchange Act, Based upon the Nasdaq listing standards and applicable SEC rules and regulations, and that Erick Lucera, who resigned from our board effective January 8, 2024, was independent during his service on the Board of Directors. Don Hankey would not qualify as “independent” under applicable Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he is the CEO and Chairman of the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company. In making such determinations, our Board of Directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services

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

The following tables set forth the aggregate fees billed to us by Weinberg & Company, P.A. during the years ended December 31, 2023 and 2022.

Audit Fees

	2023	2022
Weinberg & Company, P.A.	$121,437	$76,194

Audit fees during the years ended December 31, 2023 and 2022 were for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of our quarterly financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

	2023	2022
Weinberg & Company, P.A.	$19,310	$-

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees

There were no fees billed to us by Weinberg & Company, P.A. for services that are reasonably related to the performance of tax compliance, tax advice, and tax planning.

Other Fees

There were no fees billed to us by Weinberg & Company, P.A. for services not set forth above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by reference (unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc.	8-K	000-53078	2.1	September 25, 2014

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014	8-K	000-53078	2.2	September 25, 2014

3.1	Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	000-53078	3.1(i)	September 25, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	000-53078	3.1	October 15, 2021

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	001-40899	3.1	June 6, 2023

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	001-40899	3.1	December 18, 2023

3.5	Amended and Restated Bylaws of Bone Biologics Corporation	8-K	001-40899	3.1	March 8, 2022

3.6	Amendment No. 1 to the Amended and Restated Bylaws of Bone Biologics Corporation	8-K	001-40899	3.1	October 24, 2023

4.1	Warrant Agent Agreement between the Company and Equiniti Trust Company dated as of October 13, 2021	8-K	000-53078	4.1	October 15, 2021

4.2	Form of Warrant (October 2021)	S-1	001-40899	4.2	January 30, 2024

4.3	Form of Representative’s Warrant (October 2021)	8-K	000-53078	1.1	October 15, 2021

4.4	Warrant Agent Agreement between the Company and Equiniti Trust Company dated as of October 7, 2022	8-K	001-40899	4.1	October 11, 2022

4.5	Form of Series A Warrant (October 2022)	S-1	001-40899	4.5	January 30, 2024

4.6	Form of Series B Warrant (October 2022)	S-1	001-40899	4.6	January 30, 2024

4.7	Form of Series C Warrant (October 2022)	S-1	001-40899	4.7	January 30, 2024

4.8	Form of Representative’s Warrant (October 2022)	8-K	001-40899	1.1	October 11, 2022

4.9	Form of Warrant (November 2023)	S-3	333-276412	4.1	January 5, 2024

4.10	Form of Placement Agent Warrant (November 2023)	8-K	001-40899	4.2	November 20, 2023

4.11	Description of Securities	10-K/A	001-40899	4.5	November 20, 2023

10.1+	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation	8-K	000-53078	10.4	September 25, 2014

10.2+	Form of Indemnification Agreement	S-1	001-40899	10.2	January 30, 2024

10.3+	Chief Operating Officer Employment agreement, dated June 8, 2015, by and between Bone Biologics Corporation and Jeffrey Frelick	10-Q	000-53078	10.2	August 14, 2015

10.4+	Employment Agreement dated December 17, 2021 between the Company and Deina Walsh	8-K	001-40899	10.1	December 22, 2021

10.5+	Form of Professional Services Agreement, dated January 8, 2016, by and between the Company and the Founders	8-K	000-53078	10.1	January 11, 2016

10.6+	Bone Biologics Corporation Non-Employee Director Compensation Policy	8-K	000-53078	10.1	January 4, 2016

10.7+	Bone Biologics Corporation 2015 Equity Incentive Plan	8-K	000-53078	10.3	January 4, 2016

10.8+	First Amendment to the Bone Biologics Corporation 2015 Equity Incentive Plan	Schedule 14A	001-40899	Appendix B	August 3, 2023

10.9+	Form of Stock Option Grant Notice and Option Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan	8-K	000-53078	10.4	January 4, 2016

10.10+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	8-K	000-53078	10.5	January 4, 2016

10.11	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016	8-K	000-53078	10.3	February 26, 2016

10.12	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California	8-K	000-53078	10.1	April 16, 2019

10.13	First Amendment to the Amended License Agreement dated August 13, 2020 between the Company and the Regents of the University of California	S-1/A	333-257484	10.40	October 7, 2021

10.14	Third Amendment to the Amended License Agreement dated June 8, 2022 between the Company and the Regents of the University of California	8-K	001-40899	10.1	June 9, 2022

10.15	Supply and Development Support Agreement dated March 3, 2022 between the Company and Musculoskeletal Transplant Foundation, Inc.	10-K	001-40899	10.30	March 15, 2022

10.16	Securities Purchase Agreement (November 2023)	S-3/A	333-276412	99.1	January 17, 2024

21.1	List of Subsidiaries	8-K	000-53078	21.1	September 25, 2014

24*	Power of Attorney (included in signature page hereto)	—	—	—	—

23.1*	Consent of Independent Registered Public Accounting Firm, Weinberg & Company, P.A.	—	—	—	—

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2023.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2023.	—	—	—	—

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

97*	Policy for the Recovery of Erroneously Awarded Compensation	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

+ Management contract or compensatory arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2024	BONE BIOLOGICS CORPORATION

	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Jeffrey Frelick
Jeffrey Frelick	Chief Executive Officer (Principal Executive Officer)	February 21, 2024

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2024

/s/ Don R. Hankey
Don R. Hankey	Director	February 21, 2024

/s/ Bruce Stroever
Bruce Stroever	Director	February 21, 2024

/s/ Robert Gagnon
Robert Gagnon	Director	February 21, 2024

/s/ Siddhesh Angle
Siddhesh Angle	Director	February 21, 2024

Bone Biologics Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2023, the Company incurred a net loss and utilized cash flows in operations, and has had recurring losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of warrant liability

As described in Note 3 to the financial statements, at December 31, 2023, the Company had a warrant liability. At each balance sheet date, management determines the estimated fair value of the warrant liability using the Black-Scholes pricing model. The following qualitative information is used by management to determine the fair value measurement of the warrant liability: stock price, exercise price, risk-free rate, volatility, and the warrants term in years. We identified the valuation of the warrant liability as a critical audit matter.

We identified auditing the valuation of the warrant liabilities as a critical audit matter due to the significant judgements used by the Company in determining the fair value of the warrant liabilities. This required a high degree of auditor judgment and increased auditor effort in auditing the determination and valuation of the warrant liabilities.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

February 21, 2024

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets

Current Assets
Cash	$3,026,569	$7,538,312
Advances on research and development contract services	328,844	579,910
Prepaid insurance	372,350	364,536
Prepaid expenses	10,000	12,479
Total current assets	$3,737,763	$8,495,237
Total assets	$3,737,763	$8,495,237

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$360,662	$104,786
Research and development contract liabilities	-	783,675
Accrued legal settlement	414,989	-
Warrant liability	55,751	1,659,468

Total current liabilities	831,402	2,547,929
Total liabilities	831,402	2,547,929

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 534,238 and 63,820 shares issued and outstanding at December 31, 2023 and 2022, respectively	534	64
Additional paid-in capital	83,814,785	77,907,471
Accumulated deficit	(80,908,958)	(71,960,227)

Total stockholders’ equity	2,906,361	5,947,308

Total liabilities and stockholders’ equity	$3,737,763	$8,495,237

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenues	$-	$-

Operating expenses
Research and development	6,907,824	1,579,298
General and administrative	2,520,479	2,085,875

Total operating expenses	9,428,303	3,665,173

Loss from operations	(9,428,303)	(3,665,173)

Other income (expenses)
Finance cost related to public offering	-	(731,714)
Change in fair value of warrant liability	892,693	2,912,267
Legal settlement, net of insurance	(414,989)	-
Interest income	1,868	-
Total other income (expenses)	479,572	2,180,553

Net loss	$(8,948,731)	$(1,484,620)

Weighted average shares outstanding - basic and diluted	263,137	47,658

Loss per share - basic and diluted	$(34.01)	$(31.15)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	43,189	43	77,051,020	(70,475,607)	6,575,456

Fair value of vested stock options issued to employees and directors	-	-	266,633	-	266,633

Proceeds from sale of common stock units in public offering, net of offering costs $686,822	15,741	16	4,429,844	-	4,429,860

Fair value of warrant liability recognized upon issuance of warrants	-	-	(4,429,860)	-	(4,429,860)

Exercise of warrants	4,890	5	(5)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	589,839	-	589,839

Net Loss	-	-	-	(1,484,620)	(1,484,620)

Balance at December 31, 2022	63,820	64	77,907,471	(71,960,227)	5,947,308

Fair value of vested stock options issued to employees and directors	-	-	152,599	-	152,599

Proceeds from sale of common stock in public offering, net of offering costs $684,839	459,643	459	5,043,702	-	5,044,161

Exercise of warrants	10,775	11	(11)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	711,024	-	711,024

Net Loss	-	-	-	(8,948,731)	(8,948,731)

Balance at December 31, 2023	534,238	$534	$83,814,785	$(80,908,958)	$2,906,361

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022

Cash flows from operating activities
Net loss	$(8,948,731)	$(1,484,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	152,599	266,633
Finance cost related to public offering	-	731,714
Change in fair value of warrant liability	(892,693)	(2,912,267)
Changes in operating assets and liabilities:
Advances on research and development contract services	251,066	(579,910)
Prepaid expenses and other current assets	(5,335)	(377,015)
Accounts payable and accrued expenses	255,876	4,877
Research and development contract liabilities	(783,675)	783,675
Accrued legal settlement	414,989	-

Net cash used in operating activities	(9,555,904)	(3,566,913)

Cash flows from financing activities
Proceeds from sale of common stock units in public offering, net of offering costs	5,044,161	4,429,860

Net cash provided by financing activities	5,044,161	4,429,860

Net (decrease) increase in cash	(4,511,743)	862,947

Cash, beginning of year	7,538,312	6,675,365
Cash, end of year	$3,026,569	$7,538,312

Supplemental information
Interest paid - related party	$-	$-
Income taxes paid	$-	$-

Non-cash financing activities
Fair value of warrant liability recognized upon issuance of warrants	$-	$5,161,574
Extinguishment of warrant liability upon exercise of warrants	$711,024	$589,839
Issuance of shares upon cashless exercise of warrants	$11	$5

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

The Company is a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform, has been licensed exclusively for worldwide applications to the Company through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the FDA that NELL-1/DBM will be classified as a device/drug combination product with a pre-market approval filing (“PMA”).

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

Reverse stock splits

On June 5, 2023, the Company filed an amendment to its certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-30 reverse stock split of its outstanding common stock and warrants. The amendment was authorized by the Company’s stockholders on May 1, 2023, and was effective on June 5, 2023.

On December 14, 2023, the Company filed an amendment to its certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-8 reverse stock split of its outstanding common stock and warrants. The amendment was authorized by the Company’s stockholders on December 12, 2023, and was effective on December 20, 2023.

All share and per share amounts have been retro-actively restated as if the reverse splits occurred at the beginning of the earliest period presented.

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2023 has incurred accumulated losses of approximately $80.9 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.5 million. The accompanying consolidated financial statements for the year ended December 31, 2023 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $8.9 million, and used net cash in operating activities of $9.6 million during the year ended December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2023, the Company had cash of $3.0 million. Available cash is expected to fund the Company’s operations through the second quarter of 2024.

During 2023, the Company completed public offerings generating net proceeds to the Company of $5.0 million.

The Company will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on the Company’s operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Bone Biologics Corporation and its wholly-owned subsidiary, Bone Biologics Inc. Intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company operates and reports in one segment, which focuses on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Chief Operating Decision Maker, which is the Company’s Chief Executive Officer and President.

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

Inflation

Macroeconomic factors such as inflation, rising interest rates, governmental responses there to and possible recession caused thereby also add significant uncertainty to the Company’s operations and possible effects to the amount and type of financing available to the Company in the future.

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

The fair value of financial instruments measured on a recurring basis was as follows as of December 31, 2023:

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$55,751	—	—	$55,751
Total liabilities at fair value	$55,751	—	—	$55,751

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the years ended December 31, 2023 as follows:

2023
Warrant liability
Balance as of beginning of period – December 31, 2022	$1,659,468
Extinguishment of warrant liability upon exercise of warrants	(711,024)
Change in fair value	(892,693)
Balance as of end of period – December 31, 2023	$55,751

The Company believes the carrying amount of certain financial instruments, including cash and accounts payable approximate their values based on their short-term nature and are excluded from the fair value tables above.

Prepaid Insurance

Prepaid insurance represents the premiums paid for directors and officers insurance coverage and for general liability insurance coverage in excess of the amortization of the total policy premium charged to operations at each balance sheet date. Such amount is determined by amortizing the total policy premium charged on a straight-line basis over the respective policy period. As the policy premiums incurred are generally amortizable over the ensuing twelve-month period, they are recorded as a current asset in the Company’s consolidated balance sheet at each reporting date and appropriately amortized to the Company’s consolidated statement of operations for each reporting period.

Prepaid Expenses

At December 31, 2023, prepaid expenses consisted of prepaid insurance and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $711,194 and $956,925 in prepaid expenses December 31, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs include, but are not limited to, payroll and other personnel expenses, consultants, expenses incurred under agreements with contract research and manufacturing organizations and animal clinical investigative sites and the cost to manufacture clinical trial materials. Research and development costs are generally charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, the termination of an agreement, or other information indicates that a different expensing schedule is more appropriate. However, payments for research and development costs that are contractually defined as non-refundable are charged to operations as incurred.

Payments made pursuant to contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and are then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. Expenses incurred under contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. The Company reviews the status of its various clinical trial and research and development contracts on a quarterly basis.

Research and development costs, including costs associated with clinical trials involving the Company’s lead product candidate, are summarized below based on the respective geographical regions where such costs are incurred.

	Years Ended December 31,
	2023	2022

United States	$6,693,377	$1,579,298
Australia	214,447	-
Total	$6,907,824	$1,579,298

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

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts were accrued as of December 31, 2023 and 2022.

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the years ended December 31, 2023 and 2022, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of December 31, 2023 and 2022:

	December 31,
	2023	2022

Warrants	197,844	57,692
Stock options	34,310	1,910
	232,154	59,602

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

In presenting the Company’s consolidated balance sheet at December 31, 2022, the Company presented $579,910 advances on research and development contract services and prepaid insurance of $364,536 as part of prepaid expenses of $956,925. In presenting the Company’s consolidated balance sheet at December 31, 2023, the Company has reclassified the balance of $579,910 as a separate line item advances on research and development contract services and the balance of $364,536 as a separate line item prepaid insurance. The balance of $10,000 is presented as prepaid expenses in the accompanying December 31, 2022 financial statements.

In presenting the Company’s consolidated balance sheet at December 31, 2022, the Company presented $783,675 research and development contract liabilities as part of accounts payable and accrued expenses of $888,461. In presenting the Company’s consolidated balance sheet at December 31, 2023, the Company has reclassified the balance of $783,675 as a separate line item research and development contract liabilities, and the balance of $104,786 is presented as accounts payable and accrued expenses in the accompanying December 31, 2022 financial statements.

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

3. Warrant Liability

In October 2022, the Company completed a public equity offering (see Note 5), which included the issuance of 54,174 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	December 31, 2023	October 12, 2022 (date issued)
Warrant liability:
Risk-free interest rate	3.94%	4.26%
Expected volatility	136.25%	112.58%
Expected life (in years)	3.78	4.78
Expected dividend yield	-	-

Fair Value:
Warrant liability	$55,751	$1,659,468

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determines expected volatility based upon the historical volatility of the Company’s common stock. The Company does not believe that the future volatility of its common stock over an option’s expected term is likely to differ significantly from the past. The expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends.

4. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2023	December 31, 2022

Current:
Federal	$-	$-
State	-	-

Total current	-	-

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$-	$-

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2023	December 31, 2022

Deferred tax assets
Net operating losses	$9,587,000	$10,971,000
Accrued expenses	2,091,000	692,000
R&D credits	938,000	938,000
Stock compensation	7,795,000	7,751,000

Total	20,411,000	20,352,000

Less: Valuation allowance	(20,411,000)	(20,352,000)

	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2023 and 2022 were approximately $30,987,000 and $35,757,000, respectively, and will begin to expire in 2027 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $20,411,000 at December 31, 2023. The net change in the valuation allowance for the year ended December 31, 2023 was $59,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(1.4)%	24.9%
Nondeductible permanent items	-%	(4.4)%
Deferred tax rate change	-%	-%
Research and development credit	-%	21.1%
Change in valuation allowance	(19.6)%	(62.6)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2023 and 2022. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2023 and 2022, the Company had an aggregate of 534,238 and 63,820 shares of common stock outstanding, respectively.

2023

In February 2023, 5,837 Series C warrants were exchanged for 5,837 shares of common stock.

In May 2023, 4,938 Series C warrants were exchanged for 4,938 shares of common stock.

On June 14, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acting as representatives of the several underwriters in connection with a public offering (the “Offering”) of an aggregate of 317,259 shares of its common stock. The public offering price was $15.76 per share and the underwriters agreed to purchase 317,259 shares at a 7% discount to the public offering price. The Company granted EF Hutton a 45-day option to purchase up to 47,589 additional shares, to cover over-allotments, if any, which was not exercised. The Offering closed on June 16, 2023, resulting in gross proceeds of $5 million, before deducting underwriting discounts and commissions and other offering expenses. The net proceeds in relation to the Offering were $4,452,163.

On November 20, 2023 the Company sold and issued, in a registered direct offering (the “Registered Direct Offering”), 142,384 shares of common stock, at an offering price of $5.12 per share to certain institutional investors (the “Purchasers”) pursuant to a securities purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “November Offering”), the Company issued to the Purchasers unregistered warrants (the “November Warrants”) to purchase up to an aggregate of 142,384 shares of common stock, which represent 100% of the shares of common stock issued and sold in the Registered Direct Offering. The November Warrants are exercisable at an exercise price of $4.16 per share, were exercisable immediately upon issuance, and terminate on May 21, 2029. In addition, the Company issued the placement agent o as compensation in connection with the November Offering, warrants (the “November Placement Agent Warrants”) to purchase up to an aggregate of 8,543 shares of common stock (equal to 6.0% of the aggregate number of shares sold in the Registered Direct Offering). The November Placement Agent Warrants have substantially the same terms and conditions as the November Warrants, except that the November Placement Agent Warrants terminate on November 16, 2028 and with an exercise price of $6.40 per share.

2022

On October 12, 2022, the Company completed a public offering of 15,741 units (the “2022 Units”) at a price of $324.00 per unit, generating gross proceeds to the Company of $5,100,000, and net proceeds, after underwriters discounts and expenses, of approximately $4,454,000. Each unit consists of: (i) one share of common stock, par value $0.001 per share; (ii) one Series A warrant to purchase one share of common stock at an exercise price equal to $388.80 per share (120% of the per 2022 Unit offering price), exercisable until the fifth anniversary of the issuance date; (iii) one Series B warrant to purchase one share of common stock at an exercise price equal to $324.00 per share (100% of the per 2022 Unit offering price), exercisable until the fifth anniversary of the issuance date; and (iv) one Series C warrant to purchase one share of common stock at an exercise price equal to $518.40 per share (160% of the per 2022 Unit offering price), exercisable until the fifth anniversary of the issuance date.

The underwriter also received 788 warrants as part of the offering at an exercise price of $324.00 per common share representing 5% of the raise.

In October 2022, 4,890 Series C warrants were exchanged for 4,890 shares of common stock.

6. Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2023 and 2022 are presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2021	7,620	$1,512.00	4.79
Granted – 2022	54,962	391.20	5.00
Forfeited/Expired – 2022	-	-	-
Exercised – 2022	(4,890)	-	4.78
Outstanding as of December 31, 2022	57,692	$427.20	4.65
Granted – 2023	150,927	4.29	5.48
Forfeited/Expired – 2023	-	-	-
Exercised – 2023	(10,775)	-	3.78
Outstanding as of December 31, 2023	197,844	$127.86	4.95

As of December 31, 2023, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$1,512.00	7,620	October 13, 2026
October 2022	$388.80	18,058	October 12, 2027
October 2022	$324.00	18,846	October 12, 2027
October 2022	$0.00	2,393	October 12, 2027
November 2023	$6.40	8,543	November 16, 2028
November 2023	$4.16	142,384	May 21, 2029
Total outstanding warrants at December 31, 2023		197,844

Based on a fair market value of $4.52 per share on December 31, 2023, there 2,393 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2023 was $10,816.

7. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 629,489 shares of Common Stock authorized and reserved for issuance under its 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. In September 2023, the Company’s stockholders approved an amendment to the 2015 Equity Incentive Plan that, among other items, increased the number of shares available under the 2015 Equity Incentive Plan by 625,000 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Company’s 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in the Company’s capital structure. Shares subject to awards granted under the 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under the 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2015 Equity Incentive Plan.

Awards may be granted under the 2015 Equity Incentive Plan to the Company’s employees, including officers, director or consultants, and its present or future affiliated entities. While the Company may grant incentive stock options only to employees, it may grant non-statutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock based awards to any eligible participant.

The 2015 Equity Incentive Plan is administered by the Company’s compensation committee. Subject to the provisions of the 2015 Equity Incentive Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between the Company and the holder of the award. The compensation committee has the authority to construe and interpret the terms of the 2015 Equity Incentive Plan and awards granted under the 2015 Equity Incentive Plan.

A summary of stock option activity for the years ended December 31, 2023 and 2022 are presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,023	$7,862.40	5.43	$-
Granted – 2022	887	624.00	7.17	-
Forfeited/Expired – 2022	-	-	-	-
Exercised – 2022	-	-	-	-
Outstanding as of December 31, 2022	1,910	$4,041.60	5.60	$-
Granted – 2023	32,400	5.44	9.94	-
Forfeited/Expired – 2023	-	-	-	-
Exercised – 2023	-	-	-	-
Outstanding as of December 31, 2023	34,310	$236.70	8.62	$-
Options vested and exercisable at December 31, 2023	26,270	$307.58	8.53	$-

As of December 31, 2023, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$9,540.00	174	December 27, 2025
September 2015	$9,540.00	36	December 27, 2025
November 2015	$9,540.00	205	December 27, 2025
December 2015	$9,540.00	12	December 27, 2025
January 2016	$9,540.00	213	January 9, 2026
May 2016	$12,300.00	45	May 26, 2026
September 2016	$12,300.00	21	May 31, 2026
January 2017	$12,300.00	10	January 1, 2027
January 2018	$11,820.00	8	January 1, 2028
January 2019	$564.00	92	January 1, 2029
October 2021	$1,260.00	207	October 26, 2031
January 2022	$844.80	111	January 1, 2032
January 2022	$892.80	209	January 1, 2024
January 2022	$892.80	105	January 3, 2024
August 2022	$387.26	462	August 23, 2032
January 2023	$57.60	237	January 25, 2025
September 2023	$5.12	32,163	September 12, 2033

Total outstanding options at December 31, 2023		34,310

Based on a fair value of $4.52 per share on December 31, 2023, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2023.

There were 32,400 options granted during the year ended December 31, 2023 with a fair value of $161,948. Vesting of options differs based on the terms of each option. During the year ended December 31, 2023 and 2022, the Company had stock-based compensation expense of $152,599 and $266,633, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in the Company’s reported net loss. The Company’s policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Risk free interest rate	4.39%	0.39% - 3.157%
Expected Volatility	135.49%	96.24 - 112.54%
Expected life (in years)	5.86	1.00 - 5.87
Expected dividend yield	0%	0%

The expected volatility is a measure of the amount by which the Company stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based upon the historical volatility of our common stock since listing on The Nasdaq Capital Market. The Company does not believe that the future volatility of its common stock over an option’s expected term is likely to differ significantly from the past. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because the Company settles these obligations by issuing shares of its common stock from its authorized shares instead of settling such obligations with cash payments.

As of December 31, 2023, total unrecognized compensation cost related to unvested stock options was $64,306. The cost is expected to be recognized over a weighted average period of 0.25 years.

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

The Company has agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as pay certain royalties to UCLA TDG under the Amended License Agreement at the rate of 3.0% of net sales of licensed products or licensed methods. The Company must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, the Company also must pay a minimum annual royalty between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If the Company is required to pay any third party any royalties as a result of it making use of UCLA TDG patents, then it may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If the Company grants sublicense rights to a third party to use the UCLA TDG patent, then it will pay UCLA TDG 10% to 20% of the sublicensing income it receives from such sublicense.

The Company is obligated to make the following milestone payments to UCLA TDG for each Licensed Product or Licensed Method:

●	$100,000 upon enrollment of the first subject in a Feasibility Study;

●	$250,000 upon enrollment of the first subject in a Pivotal Study:

●	$500,000 upon Pre-Market Approval of a Licensed Product or Licensed Method; and

●	$1,000,000 upon the First Commercial Sale of a Licensed Product or Licensed Method.

The Company is also obligated pay to UCLA TDG a fee (the “Diligence Fee”) of $8,000,000 upon the sale of any Licensed Product (the “Triggering Sale Date”) in accordance with the payment schedule below:

●	Due upon cumulative Net Sales equaling $50,000,000 following the Triggering Sale Date - $2,000,000;

●	Due upon cumulative Net Sales equaling $100,000,000 following the Triggering Sale Date - $2,000,000; and

●	Due upon cumulative Net Sales equaling $200,000,000 following the Triggering Sale Date - $4,000,000.

The Company’s obligation to pay the Diligence Fee will survive termination or expiration of the agreement and it is prohibited from assigning, selling, or otherwise transferring any of its assets related to any Licensed Product unless its Diligence Fee obligation is assigned, sold, or transferred along with such assets, or unless it pays UCLA TDG the Diligence Fee within ten (10) days of such assignment, sale or other transfer of such rights to any Licensed Product.

The Company is also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of:

●	$500,000; or

●	2% of all proceeds in connection with a Change of Control Transaction.

As of December 31, 2023, none of the above milestones has been met.

The Company is obligated to diligently proceed with developing and commercializing licensed products under UCLA TDG patents set forth in the Amended License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if it does not meet certain diligence milestone deadlines set forth in the Amended License Agreement.

The Company must reimburse or pre-pay UCLA TDG for patent prosecution and maintenance costs incurred during the term of the Amended License Agreement. The Company has the right to bring infringement actions against third party infringers of the Amended License Agreement, UCLA TDG may join voluntarily, at its own expense, or, at the Company’s expense, be joined involuntarily to the action. The Company is required to indemnify UCLA TDG against any third party claims arising out of its exercise of the rights under the Amended License Agreement or any sublicense.

Payments to UCLA TDG under the Amended License Agreement for the years ended December 31, 2023 and 2022 were $30,845 and $35,623, respectively.

NASDAQ Panel Decision

On September 27, 2023, the Company received a written notice from the Nasdaq notifying the Company that it was not in compliance with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and that Nasdaq’s staff had determined to delist the Company’s securities On December 11, 2023, a Nasdaq Hearings Panel granted the Company’s request for continued listing on Nasdaq subject to the Company demonstrating compliance with the minimum bid price requirement prior to January 12, 2024. The Company received notice from Nasdaq on January 9, 2024 that it had regained compliance with the minimum bid price requirement. The Company will remain under a Nasdaq discretionary panel monitor until June 28, 2024.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Settlement Agreement

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

On January 10, 2024 the Company entered into a Settlement Agreement and Mutual General Release (the “Agreement”) with Drs. Bessie (Chia) Soo and Kang (Eric) Ting, on the one hand (the “plaintiffs”), and the Company and Stephen LaNeve on the other hand (together with the Company, the “defendants”), in settlement of the claims for breach of contract and tortious interference with contract against the defendants filed in the United States District Court for the District of Massachusetts (the “Court”). The Agreement was effective as of January 9, 2024. The Company had certain indemnification obligations to Mr. LaNeve arising out of actions taken in connection with his service to the Company.

Under the Agreement, the Company agreed to pay the plaintiffs $750,000, and on February 7, 2024, the Company paid $414,989, and the Company’s insurance carrier paid $335,011 for the total settlement. At December 31, 2023, the $414,989 has been accrued by the Company as legal settlement, net of insurance. The parties to the Agreement have filed a joint stipulation to dismiss the action with prejudice with the Court and the Company expects the action to be dismissed by the Court.

9. Subsequent Events

On January 8, 2024, the Company’s Board of Directors appointed Robert E. Gagnon to the Board of Directors. Erick Lucera resigned from the Board of Directors on December 27, 2023, effective as of the date Mr. Gagnon was appointed. Mr. Gagnon received an initial director grant whereby he is entitled to 9 shares of Common Stock of the Company under the Bone Biologics Corporation 2015 Equity Incentive Plan, that vests and becomes exercisable on the date of the next annual meeting of the stockholders of the Company following the grant date and an annual director grant whereby he is entitled to 8,006 shares of Common Stock of the Company under the Bone Biologics Corporation 2015 Equity Incentive Plan, 2,003 options are immediately exercisable with the remaining 6,003 options vesting and becoming exercisable in three equal installments on 3/12/2024, 6/12/2024, and 9/12/2024.

On January 17, 2024, the Company’s CEO, Mr. Frelick, received a stock option grant for 2023 bonus achievements whereby he is entitled to 25,000 shares of Common Stock of the Company as of the date of the grant. Also on January 17, 2024, the Company’s CFO, Ms. Walsh, received a stock option grant for 2023 bonus achievements whereby she is entitled to 12,500 shares of Common Stock of the Company as of the date of the grant.

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

