Form 10-Q
period 2024-03-31
Bone Biologics Corp
filed 2024-05-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Yes ☒ No

As of May 9, 2024, there were 1,100,489 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Current Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024 and subsequent Quarterly Reports on Form 10-Q or other reports filed with the SEC.

All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “estimate,” “project,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, inflation, rising interest rates, governmental responses there to and possible recession caused thereby, obtaining Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1/DBM, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer to Bone Biologics Corporation, a Delaware corporation and its wholly owned subsidiary as defined under the heading “Management’s Discussion and Analysis” in this Form 10-Q.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
Assets

Current Assets
Cash	$3,227,634	$3,026,569
Advances on research and development contract services	328,844	328,844
Prepaid insurance	273,096	372,350
Prepaid expenses	10,000	10,000
Total current assets	3,839,574	3,737,763
Total assets	$3,839,574	$3,737,763

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$146,186	$360,662
Accrued legal settlement	-	414,989
Warrant liability	18,440	55,751

Total current liabilities	164,626	831,402
Total liabilities	164,626	831,402

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 1,016,489 and 534,238 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,016	534
Additional paid-in capital	85,448,860	83,814,785
Accumulated deficit	(81,774,928)	(80,908,958)

Total stockholders’ equity	3,674,948	2,906,361

Total liabilities and stockholders’ equity	$3,839,574	$3,737,763

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenues	$-	$-

Operating expenses
Research and development	245,625	2,590,645
General and administrative	657,911	556,892

Total operating expenses	903,536	3,147,537

Loss from operations	(903,536)	(3,147,537)

Other income (expenses)
Change in fair value of warrant liability	37,311	(562,918)
Interest income	255	556
Total other income (expenses)	37,566	(562,362)

Net loss	$(865,970)	$(3,709,899)

Weighted average shares outstanding - basic and diluted	660,928	67,211

Loss per share - basic and diluted	$(1.31)	$(55.20)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2024

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2023	534,238	$534	$83,814,785	$(80,908,958)	$2,906,361

Fair value of vested stock options	-	-	52,681	-	52,681

Options issued to settle accrued bonus	-	-	77,400	-	77,400

Proceeds from sale of common stock in public offering, net of offering costs of $490,227	344,938	345	1,503,994	-	1,504,339

Exercise of pre-funded warrants	137,313	137	-	-	137

Net Loss	-	-	-	(865,970)	(865,970)

Balance at March 31, 2024	1,016,489	$1,016	$85,448,860	$(81,774,928)	$3,674,948

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2022	63,820	$64	$77,907,471	$(71,960,227)	$5,947,308

Fair value of vested stock options issued to employees and directors	-	-	44,764	-	44,764

Exercise of warrants	5,837	6	(6)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	490,226	-	490,226

Net Loss	-	-	-	(3,709,899)	(3,709,899)

Balance at March 31, 2023	69,657	$70	$78,442,455	$(75,670,126)	$2,772,399

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(865,970)	$(3,709,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	52,681	44,764
Change in fair value of warrant liability	(37,311)	562,918
Changes in operating assets and liabilities:
Advances on research and development contract services	-	267,789
Prepaid insurance	99,254	93,702
Accounts payable and accrued expenses	(137,076)	41,618
Research and development contract liabilities	-	1,349,116
Accrued legal settlement	(414,989)	-

Net cash used in operating activities	(1,303,411)	(1,349,993)

Cash flows from financing activities
Proceeds from sale of common stock units in public offering, net of offering costs	1,504,476	-

Net cash provided by financing activities	1,504,476	-

Net increase (decrease) in cash	201,065	(1,349,993)

Cash, beginning of period	3,026,569	7,538,312
Cash, end of period	$3,227,634	$6,188,319

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$77,400	-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months ended March 31, 2024 and 2023

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

The Company is a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to the Company through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the Food and Drug Administration (“FDA”) that NELL-1/DBM will be classified as a device/drug combination product that will require an FDA-approved pre-market approval application before it can be commercialized in the United States.

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

Going Concern and Liquidity

The Company has not generated revenue from operations and since inception to March 31, 2024 has incurred accumulated losses of approximately $81.8 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.9 million. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2024 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $0.9 million, and used net cash in operating activities of $1.3 million during the three months ended March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2024, we had cash of $3.2 million available that is expected to fund the Company’s operations through the third quarter of 2024.

On March 6, 2024, the Company completed a public offering generating net proceeds to the Company of $1.5 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2024 (the “2023 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 and notes thereto included in the 2023 Annual Report.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2024 or for any other period.

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

The fair value of financial instruments measured on a recurring basis was as follows as of March 31, 2024:

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$18,440	—	—	$18,440
Total liabilities at fair value	$18,440	—	—	$18,440

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three period ended March 31, 2024 as follows:

March 31, 2024
Warrant liability
Balance as of beginning of period – December 31, 2023	$55,751
Change in fair value	(37,311)
Balance as of March 31, 2024	$18,440

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

Since the effects of outstanding options and warrants are anti-dilutive for the three months ended March 31, 2024 and 2023, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Warrants	1,324,970	46,912
Stock options	74,151	34,285
	1,399,121	81,197

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

3. Warrant Liability

In October 2022, the Company completed a public equity offering, which included the issuance of 54,174 warrants. The warrants provide for a Black Scholes value calculation, as defined, in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the Black Scholes value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	March 31, 2024	December 31, 2023
Warrant liability:
Risk-free interest rate	4.35%	3.94%
Expected volatility	137.59%	136.25%
Expected life (in years)	3.53	3.78
Expected dividend yield	-	-

Fair Value of warrant liability	$18,440	$55,751

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

4. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued as of March 31, 2024 and December 31, 2023.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2024 and December 31, 2023, the Company had an aggregate of 1,016,489 and 534,238 shares of common stock outstanding, respectively.

On March 6, 2024, the Company sold and issued, in a public offering (the “March Offering”), 119,000 shares of common stock together with warrants to purchase 119,000 shares of common stock, expiring on March 6, 2029, at a combined public offering price of $2.56 per share of common stock and accompanying warrant, and (ii) pre-funded warrants to purchase 662,251 shares of common stock, together with warrants to purchase 662,251 shares of common stock at a combined public offering price of $2.559 per pre-funded warrant and accompanying warrant. In addition, the Company issued warrants to purchase up to an aggregate of 46,875 shares of common stock (equal to 6.0% of the aggregate number of shares sold in the March Offering) to the placement agent, as compensation in connection with the March Offering. The warrants issued to the placement agent in the March Offering have substantially the same terms and conditions as the warrants issued in the March Offering, except that they have an exercise price of $3.20 per share.

Concurrent with the closing, 225,938 shares of common stock were issued upon the exercise of 225,938 pre-funded warrants.

In March 2024, 137,313 shares of common stock were issued upon the exercise of 137,313 pre-funded warrants.

5. Common Stock Warrants

A summary of warrant activity for the three months ended March 31, 2024 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2023	197,844	$127.86	4.95
Granted – 2024	1,490,377	1.44	5.00
Forfeited/Expired – 2024	-	-	-
Exercised – 2024	(363,251)	0.001	4.93
Outstanding as of March 31, 2024	1,324,970	$20.64	4.90

As of March 31, 2024, the Company had outstanding exercisable, but unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$1,512.00	7,620	October 13, 2026
October 2022	$388.80	18,058	October 12, 2027
October 2022	$324.00	18,846	October 12, 2027
October 2022	$0.00	2,393	October 12, 2027
November 2023	$6.40	8,543	November 16, 2028
November 2023	$4.16	142,384	May 21, 2029
March 2024	$2.43	781,251	March 6, 2029
March 2024 – prefunded warrants	$0.001	299,000	March 6, 2029
March 2024	$3.20	46,875	March 6, 2029
Total outstanding warrants at March 31, 2024		1,324,970

Based on a fair market value of $2.15 per share on March 31, 2024, there 301,393 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2024 was $647,696.

6. Stock-based Compensation

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

A summary of stock option activity for the three months ended March 31, 2024 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	34,310	$236.70	8.62	$-
Granted – 2024	45,515	3.72	3.41	-
Forfeited/Expired – 2024	(5,674)	54.24	7.94	-
Exercised – 2024	-	-	-	-
Outstanding as of March 31, 2024	74,151	$107.65	5.12	$-
Options vested and exercisable at March 31, 2024	59,419	$133.13	4.21	$-

As of March 31, 2024, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$9,540.00	174	December 27, 2025
September 2015	$9,540.00	36	December 27, 2025
November 2015	$9,540.00	205	December 27, 2025
December 2015	$9,540.00	12	December 27, 2025
January 2016	$9,540.00	213	January 9, 2026
May 2016	$12,300.00	45	May 26, 2026
September 2016	$12,300.00	21	May 31, 2026
January 2017	$12,300.00	10	January 1, 2027
January 2018	$11,820.00	8	January 1, 2028
January 2019	$564.00	92	January 1, 2029
October 2021	$1,260.00	207	October 26, 2031
January 2022	$844.80	111	January 1, 2032
August 2022	$387.26	462	August 23, 2032
January 2023	$57.60	237	January 25, 2025
September 2023	$5.12	26,803	September 12, 2033
January 2024	$4.68	8,015	January 8, 2034
January 2024	$3.61	37,500	January 17, 2026

Total outstanding options at March 31, 2024		74,151

Based on a fair value of $2.15 per share on March 31, 2024. There were no exercisable but unexercised in-the-money common stock warrants on that date.

During the three months ended March 31, 2024, options exercisable into 8,015 shares of common stock were granted with a fair value of $34,039. Vesting of options differs based on the terms of each option. During the three months ended March 31, 2024 and 2023, the Company had stock-based compensation expense of $52,681 and $44,764, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. In addition, during the three months ended March 31, 2024, options exercisable into 37,500 shares of common stock were issued to employees in settlement of previously accrued bonuses of $77,400.

In January 2024, options exercisable into 5,674 shares of common stock were forfeited upon the resignation of a director. The Company’s policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the three months ended March 31, 2024 are as follows:

March 31, 2024
Risk free interest rate	3.97%
Expected Volatility	137.91%
Expected life (in years)	5.58
Expected dividend yield	0%

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

As of March 31, 2024, total unrecognized compensation cost related to unvested stock options was $24,253. The cost is expected to be recognized over a weighted average period of 0.06 years.

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

As of March 31, 2024, none of the above milestones has been met.

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

Payments to UCLA TDG under the Amended License Agreement for the three months ended March 31, 2024 and 2023 were $10,484 and $16,606, respectively.

NASDAQ Panel Decision

On September 27, 2023, the Company received a written notice from the Nasdaq notifying the Company that it was not in compliance with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and that Nasdaq’s staff had determined to delist the Company’s securities. On December 11, 2023, a Nasdaq Hearings Panel granted the Company’s request for continued listing on Nasdaq subject to the Company demonstrating compliance with the minimum bid price requirement prior to January 12, 2024. The Company received notice from Nasdaq on January 9, 2024 that it had regained compliance with the minimum bid price requirement. The Company will remain under a Nasdaq discretionary panel monitor until June 28, 2024.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

8. Subsequent Events

The Company has evaluated subsequent events through May 14, 2024, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2023 and 2022 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2023, with the SEC on February 21, 2024. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

Company Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the Food and Drug Administration (“FDA”) that NELL-1/DBM will be classified as a device/drug combination product that will require an FDA-approved pre-market approval application before it can be commercialized in the United States.

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

As of March 31, 2024, none of the above milestones have been met.

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

Payments to UCLA TDG under the Amended License Agreement for the three months ended March 31, 2024 and 2023 were $10,484 and $16,606, respectively.

March 2024 Offering

On March 6, 2024, we sold and issued, in a public offering (the “March Offering”), 119,000 shares of common stock together with warrants to purchase 119,000 shares of common stock, expiring on March 6, 2029, at a combined public offering price of $2.56 per share of common stock and accompanying warrant, and (ii) pre-funded warrants to purchase 662,251 shares of common stock, together with warrants to purchase 662,251 shares of common stock at a combined public offering price of $2.559 per pre-funded warrant and accompanying warrant. In addition, we issued warrants to purchase up to an aggregate of 46,875 shares of common stock (equal to 6.0% of the aggregate number of shares sold in the March Offering) to H.C. Wainwright & Co., LLC, and its affiliates, as the placement agent, as compensation in connection with the March Offering. The warrants issued to the placement agent in the March Offering have substantially the same terms and conditions as the warrants issued in the March Offering, except that they have an exercise price of $3.20 per share.

NASDAQ Panel Decision

On September 27, 2023, we received a written notice from the Nasdaq notifying us that it was not in compliance with the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and that Nasdaq’s staff had determined to delist the Company’s securities. On December 11, 2023, a Nasdaq Hearings Panel granted our request for continued listing on Nasdaq subject to the Company demonstrating compliance with the minimum bid price requirement prior to January 12, 2024. We received notice from Nasdaq on January 9, 2024 that we had regained compliance with the minimum bid price requirement. We will remain under a Nasdaq discretionary panel monitor until June 28, 2024.

Chief Executive Officer Amended and Restated Letter Agreement

On March 12, 2024, we entered into an amended and restated letter agreement with Jeffrey Frelick, effective as of January 1, 2024 (the “Frelick Agreement”). The Frelick Agreement replaces and supersedes the letter agreement entered into between us and Jeffrey Frelick on June 8, 2015 as described in our filings with the Securities and Exchange Commission. Pursuant to the Frelick Agreement, Mr. Frelick will continue to serve as our Chief Executive Officer.

The Frelick Agreement continues to be automatically renewable for successive one-year periods on January 1st of each calendar year, unless either party provides notice of non-renewal to the other no later than July 9th during any term. The Frelick Agreement continues to provide Mr. Frelick: (i) an annual base salary of $300,000, (ii) the opportunity to earn an annual bonus targeted at 50% of the then-current salary based on reasonably achievable key performance indicators, (iii) eligibility to participate in our benefit plans, and (iv) reimbursement for expenses necessarily and properly incurred in accordance with our policies on the same. Under the terms of the Frelick Agreement, Mr. Frelick is eligible to receive a transaction bonus of 1% to 2% of the transaction value depending on the size of the transaction in the event we are acquired. The Frelick Agreement contains standard restrictive covenants, including non-competition and non-solicitation, and terms and conditions customarily found in similar agreements.

Pursuant to the Frelick Agreement, if Mr. Frelick is terminated without cause, he will receive, in addition to any accrued compensation and benefits, a severance payment equal to one year of his then-current base salary, insurance coverage or reimbursement of COBRA payments for a term of one year, and will be eligible, subject to the Board of Directors’ discretion, for a pro-rata annual bonus.

Amendment to Chief Financial Officer Letter Agreement

On March 12, 2024, we entered into an amendment to the letter agreement between us and Deina Walsh, our Chief Financial Officer, dated December 17, 2021. The amendment became effective as of March 11, 2024. Under the terms of the amendment, Ms. Walsh is eligible to receive a transaction bonus of 0.5% to 1% of the transaction value depending on the size of the transaction in the event we are acquired.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three Months ended March 31, 2024 compared to the Three Months ended March 31, 2023

	Three-months ended March 31, 2024	Three-months ended March 31, 2023	% Change
Operating expenses
Research and development	$245,625	$2,590,645	(90.52)%
General and administrative	657,911	556,892	18.14%

Total operating expenses	903,536	3,147,537	(71.29)%

Loss from operations	(903,536)	(3,147,537)	(71.29)%

Change in fair value of warrant liability	37,311	(562,918)	106.63%

Interest income	255	556	(54.14)%

Net loss	$(865,970)	$(3,709,899)	(76.66)%

Research and Development

Our research and development expenditures saw a notable decline, dropping from $2,590,645 for the three months ending March 31, 2023, to $245,625 for the same period in 2024, marking a decrease of $2,345,020. The decrease in costs can be attributed to the significant expenses incurred in 2023 for the production of the NELL-1 protein necessary for our initial clinical study. Moving forward, we anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative costs rose from $556,892 for the three months ending March 31, 2023, to $657,911 for the corresponding period in 2024, reflecting a $101,019 increase. This increase can mainly be attributed to legal expenses stemming from settling ongoing litigation.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at March 31, 2024.

Liquidity and Capital Resources

Going Concern and Liquidity

Since inception to March 31, 2024, we have incurred accumulated losses of approximately $81.8 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.9 million. The accompanying consolidated financial statements for the three months ended March 31, 2024 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $0.9 million, and used net cash in operating activities of $1.3 million during the three months ended March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 6, 2024, we sold and issued, in a public offering (the “March Offering”), 119,000 shares of common stock together with warrants to purchase 119,000 shares of common stock, expiring on March 6, 2029, at a combined public offering price of $2.56 per share of common stock and accompanying warrant, and (ii) pre-funded warrants to purchase 662,251 shares of common stock, together with warrants to purchase 662,251 shares of common stock at a combined public offering price of $2.559 per pre-funded warrant and accompanying warrant. In addition, we issued warrants to purchase up to an aggregate of 46,875 shares of common stock (equal to 6.0% of the aggregate number of shares sold in the March Offering) to H.C. Wainwright & Co., LLC, and its affiliates, as the placement agent, as compensation in connection with the March Offering. The warrants issued to the placement agent in the March Offering have substantially the same terms and conditions as the warrants issued in the March Offering, except that they have an exercise price of $3.20 per share.

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

At March 31, 2024 and December 31, 2023, we had cash of $3,227,634 and $3,026,569, respectively.

Available cash is expected to fund our operations through the third quarter of 2024.

We anticipate that we will require approximately $5 million to complete first-in-man studies, and an estimated additional $24 million in scientific expenses to achieve FDA approval, if possible, for a spine interbody fusion indication.

Cash Flows

Operating activities

During the three months ended March 31, 2024 and 2023, cash used in operating activities was $1,303,411 and $1,349,993, respectively. Cash expenditures for the three months ended March 31, 2024 decreased as a result of development activities in 2023 for our NELL-1 protein as we prepared for our pilot clinical study. We commenced our first-in-man pilot clinical study in December 2023.

Financing activities

During the three months ended March 31, 2024, cash provided by financing activities of $1,504,476 resulted from the net proceeds of the March Offering.

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

Critical Accounting Policies and Use of Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On January 10, 2024 the Company entered into a Settlement Agreement and Mutual General Release (the “Agreement”) with Drs. Bessie (Chia) Soo and Kang (Eric) Ting, on the one hand (the “plaintiffs”), and the Company and Stephen LaNeve on the other hand (together with the Company, the “defendants”), in settlement of the claims for breach of contract and tortious interference with contract against the defendants filed in the United States District Court for the District of Massachusetts (the “Court”). The Agreement was effective as of January 9, 2024. The Company had certain indemnification obligations to Mr. LaNeve arising out of actions taken in connection with his service to the Company. Under the Agreement, the Company agreed to pay the plaintiffs $750,000, and on February 7, 2024, the Company paid $414,989, and the Company’s insurance carrier paid $335,011 for the total settlement. The parties to the Agreement filed a joint stipulation to dismiss the action with prejudice with the Court.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 except as noted herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit		Incorporated by reference (unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

4.1	Form of Warrant dated March 6, 2024.	8-K	001-40899	4.1	March 6, 2024

4.2	Form of Pre-Funded Warrant dated March 6, 2024.	8-K	001-40899	4.2	March 6, 2024

4.3	Form of Placement Agent Warrant dated March 6, 2024.	8-K	001-40899	4.3	March 6, 2024

10.1	Form of Securities Purchase Agreement dated March 4, 2024.	8-K	001-40899	10.1	March 6, 2024

10.2*+	Amended and Restated Employment Agreement, dated January 1, 2024, by and between Bone Biologics Corporation and Jeffrey Frelick.	—	—	—	—

10.3*+	Amendment No. 1 to Employment Agreement dated December 17, 2021 between the Company and Deina Walsh.	—	—	—	—

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2024.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2024.	—	—	—	—

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

+ Management contract or compensatory arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 14, 2024	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

