Form 10-Q
period 2024-06-30
Bone Biologics Corp
filed 2024-08-09
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

☐ Yes ☒ No

As of August 9, 2024, there were 1,801,427 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “estimate,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, inflation, rising interest rates, governmental responses there to and possible recession caused thereby, obtaining Food and Drug Administration and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1/DBM, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets
Cash	$2,332,068	$3,026,569
Advances on research and development contract services	650,275	328,844
Prepaid insurance	192,691	372,350
Prepaid expenses	18,430	10,000
Total current assets	3,193,464	3,737,763
Total assets	$3,193,464	$3,737,763

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$231,872	$360,662
Research and development contract liabilities	44,980	-
Accrued legal settlement	-	414,989
Warrant liability	7,655	55,751

Total current liabilities	284,507	831,402
Total liabilities	284,507	831,402

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 1,315,489 and 534,238 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,315	534
Additional paid-in capital	85,466,303	83,814,785
Accumulated deficit	(82,558,661)	(80,908,958)

Total stockholders’ equity	2,908,957	2,906,361

Total liabilities and stockholders’ equity	$3,193,464	$3,737,763

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating expenses
Research and development	350,442	2,295,251	596,067	4,885,896
General and administrative	459,223	744,617	1,117,135	1,301,509

Total operating expenses	809,665	3,039,868	1,713,202	6,187,405

Loss from operations	(809,665)	(3,039,868)	(1,713,202)	(6,187,405)

Other expenses
Change in fair value of warrant liability	10,785	1,270,202	48,096	707,284
Interest income	15,147	428	15,403	984
Total other income (expenses)	25,932	1,270,630	63,499	708,268

Net Loss	$(783,733)	$(1,769,238)	$(1,649,703)	$(5,479,137)

Weighted average shares outstanding – basic and diluted	1,168,423	339,308	915,931	295,031

Loss per share – basic and diluted	$(0.67)	$(5.21)	$(1.80)	$(18.57)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Six Months ended June 30, 2024

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2023	534,238	$534	$83,814,785	$(80,908,958)	$2,906,361

Fair value of vested stock options	-	-	52,681	-	52,681

Options issued to settle accrued bonus	-	-	77,400	-	77,400

Proceeds from sale of common stock in public offering, net of offering costs of $490,227	344,938	345	1,503,994	-	1,504,339

Exercise of pre-funded warrants	137,313	137	-	-	137

Net Loss	-	-	-	(865,970)	(865,970)

Balance at March 31, 2024	1,016,489	1,016	85,448,860	(81,774,928)	3,674,948

Fair value of vested stock options	-	-	17,443	-	17,443

Exercise of pre-funded warrants	299,000	299	-	-	299

Net Loss	-	-	-	(783,733)	(783,733)

Balance at June 30, 2024	1,315,489	$1,315	$85,466,303	$(82,558,661)	$2,908,957

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Six Months ended June 30, 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2022	63,820	$64	$77,907,471	$(71,960,227)	$5,947,308

Fair value of vested stock options issued to employees and directors	-	-	44,764	-	44,764

Exercise of warrants	5,837	6	(6)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	490,226	-	490,226

Net Loss	-	-	-	(3,709,899)	(3,709,899)

Balance at March 31, 2023	69,657	$70	$78,442,455	$(75,670,126)	$2,772,399

Fair value of vested stock options issued to employees and directors	-	-	16,670	-	16,670

Exercise of warrants	4,938	5	(5)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	220,798	-	220,798

Proceeds from sale of common stock in public offering, net of offering costs $547,837	317,259	317	4,451,846	-	4,452,163

Net Loss	-	-	-	(1,769,238)	(1,769,238)

Balance at June 30, 2023	391,854	$392	$83,131,764	$(77,439,364)	$5,692,792

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six months Ended June 30, 2024	Six months Ended June 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,649,703)	$(5,479,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	70,124	61,434
Change in fair value of warrant liability	(48,096)	(707,284)
Changes in operating assets and liabilities:
Advances on research and development contract services	(321,431)	170,205
Prepaid insurance and prepaid expenses	171,229	171,482
Accounts payable and accrued expenses	(51,390)	706,881
Research and development contract liabilities	44,980	93,753
Accrued legal settlement	(414,989)	-

Net cash used in operating activities	(2,199,276)	(4,982,666)

Cash flows from financing activities
Proceeds from sale of common stock in public offering, net of offering costs	1,504,339	4,452,163
Exercise of pre-funded warrants	436	-

Net cash provided by financing activities	1,504,775	4,452,163

Net decrease in cash	(694,501)	(530,503)

Cash, beginning of period	3,026,569	7,538,312
Cash, end of period	$2,332,068	$7,007,809

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$77,400	-

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six months ended June 30, 2024 and 2023

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

Going Concern and Liquidity

The Company has not generated revenue from operations and since inception to June 30, 2024 has incurred accumulated losses of approximately $82.6 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.1 million. The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2024 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1.6 million, and used net cash in operating activities of $2.2 million during the six months ended June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2024, the Company had $2.3 million in cash on hand.

On August 2, 2024, the Company completed a warrant inducement transaction generating net proceeds to the Company of approximately $1.7 million (see Note 8).

Available cash inclusive of the proceeds from the August 2024 warrant inducement transaction is anticipated to cover our operational needs into the first quarter of 2025.

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

Reverse stock splits

On June 5, 2023, the Company filed an amendment to its amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-30 reverse stock split of its outstanding common stock and warrants. The amendment was authorized by the Company’s stockholders on May 1, 2023, and was effective on June 5, 2023.

On December 14, 2023, the Company filed an amendment to its amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-8 reverse stock split of its outstanding common stock and warrants. The amendment was authorized by the Company’s stockholders on December 12, 2023, and was effective on December 20, 2023.

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

The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2024 or for any other period.

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

Payments made pursuant to contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheets and are then charged to research and development costs in the Company’s consolidated statements of operations as those contract services are performed. Expenses incurred under contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s consolidated balance sheets, with a corresponding charge to research and development costs in the Company’s consolidated statements of operations. The Company reviews the status of its various clinical trial and research and development contracts on a quarterly basis.

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

The fair value of financial instruments measured on a recurring basis was as follows as of June 30, 2024:

	As of June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$7,655	—	—	$7,655
Total liabilities at fair value	$7,655	—	—	$7,655

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six month period ended June 30, 2024 as follows:

June 30, 2024
Warrant liability
Balance as of beginning of period – December 31, 2023	$55,751
Change in fair value	(48,096)
Balance as of June 30, 2024	$7,655

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

Since the effects of outstanding options and warrants are anti-dilutive for the six months ended June 30, 2024 and 2023, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of June 30, 2024 and 2023:

	June 30,
	2024	2023
Warrants	1,025,970	46,912
Stock options	74,151	2,125
	1,100,121	49,037

New Accounting Standards

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	June 30, 2024	December 31, 2023
Warrant liability:
Risk-free interest rate	4.49%	3.94%
Expected volatility	134.22%	136.25%
Expected life (in years)	3.28	3.78
Expected dividend yield	-	-

Fair Value of warrant liability	$7,655	$55,751

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

4. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued as of June 30, 2024 and December 31, 2023.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2024 and December 31, 2023, the Company had an aggregate of 1,315,489 and 534,238 shares of common stock outstanding, respectively.

On March 6, 2024, the Company sold 119,000 shares of common stock together with warrants to purchase 119,000 shares of common stock (exercise price of $2.43 per share), expiring on March 6, 2029, at a combined public offering price of $2.56.

In addition, the Company sold pre-funded warrants to purchase 662,251 shares of common stock (exercise price of $0.001 per share), together with warrants to purchase 662,251 shares of common stock (exercised price of $2.43 per share), for a combined public offering price of $2.559 per pre-funded warrant and accompanying warrant. Concurrent with the closing, 225,938 shares of common stock were issued upon the exercise of 225,938 pre-funded warrants.

The total proceeds received from the sale of common stock and warrants and the exercise of 225,938 pre-funded warrants was approximately $1.5 million.

In March 2024, 137,313 shares of common stock were issued upon the exercise of 137,313 pre-funded warrants, for proceeds of $137.

During the three months ended June 30, 2024, 299,000 shares of common stock were issued upon the exercise of 299,000 pre-funded warrants, for proceeds of $299.

The Company issued warrants to purchase up to an aggregate of 46,875 shares of common stock to the placement agent, as compensation in connection with the March 2024 offering. The warrants issued to the placement agent have substantially the same terms and conditions as the warrants issued to investors, except that the placement agent warrants have an exercise price of $3.20 per share.

5. Common Stock Warrants

A summary of warrant activity for the six months ended June 30, 2024 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2023	197,844	$127.86	4.95
Granted – 2024	1,490,377	1.44	5.00
Forfeited/Expired – 2024	-	-	-
Exercised – 2024	(662,251)	0.001	4.68
Outstanding as of June 30, 2024	1,025,970	$26.65	4.64

As of June 30, 2024, the Company had outstanding exercisable, but unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$1,512.00	7,620	October 13, 2026
October 2022	$388.80	18,058	October 12, 2027
October 2022	$324.00	18,846	October 12, 2027
October 2022	$0.00	2,393	October 12, 2027
November 2023	$6.40	8,543	November 16, 2028
November 2023	$4.16	142,384	May 21, 2029
March 2024	$2.43	781,251	March 6, 2029
March 2024	$3.20	46,875	March 6, 2029
Total outstanding warrants at June 30, 2024		1,025,970

Based on a fair market value of $1.22 per share on June 30, 2024, there 2,393 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2024 was $2,919.

Please see Note 8 Subsequent Events for disclose of a warrant inducement entered into on August 1, 2024.

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

A summary of stock option activity for the six months ended June 30, 2024 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	34,310	$236.70	8.62	$-
Granted – 2024	45,515	3.72	3.41	-
Forfeited/Expired – 2024	(5,674)	54.24	7.94	-
Exercised – 2024	-	-	-	-
Outstanding as of June 30, 2024	74,151	$107.65	4.87	$-
Options vested and exercisable at June 30, 2024	59,419	$133.13	3.96	$-

As of June 30, 2024, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$9,540.00	174	December 27, 2025
September 2015	$9,540.00	36	December 27, 2025
November 2015	$9,540.00	205	December 27, 2025
December 2015	$9,540.00	12	December 27, 2025
January 2016	$9,540.00	213	January 9, 2026
May 2016	$12,300.00	45	May 26, 2026
September 2016	$12,300.00	21	May 31, 2026
January 2017	$12,300.00	10	January 1, 2027
January 2018	$11,820.00	8	January 1, 2028
January 2019	$564.00	92	January 1, 2029
October 2021	$1,260.00	207	October 26, 2031
January 2022	$844.80	111	January 1, 2032
August 2022	$387.26	462	August 23, 2032
January 2023	$57.60	237	January 25, 2025
September 2023	$5.12	26,803	September 12, 2033
January 2024	$4.68	8,015	January 8, 2034
January 2024	$3.61	37,500	January 17, 2026

Total outstanding options at June 30, 2024		74,151

Based on a fair value of $1.22 per share on June 30, 2024. There were no exercisable but unexercised in-the-money common stock warrants on that date.

During the six months ended June 30, 2024, options exercisable into 8,015 shares of common stock were granted with a fair value of $34,039. Vesting of options differs based on the terms of each option. During the six months ended June 30, 2024 and 2023, the Company had stock-based compensation expense of $70,124 and $61,434, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. In addition, during the six months ended June 30, 2024, options exercisable into 37,500 shares of common stock were issued to employees in settlement of previously accrued bonuses of $77,400.

In January 2024, options exercisable into 5,674 shares of common stock were forfeited upon the resignation of a director. The Company’s policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the six months ended June 30, 2024 are as follows:

June 30, 2024
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

As of June 30, 2024, total unrecognized compensation cost related to unvested stock options was $6,811. The cost is expected to be recognized over a weighted average period of 0.03 years.

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

During the six months ended June 30, 2024, the first two patients had been treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial milestone.

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

Payments to UCLA TDG under the Amended License Agreement for the six months ended June 30, 2024 and 2023 were $118,151 and $16,606, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

8. Subsequent Events

On August 1, 2024, the Company entered into warrant inducement letter agreements with holders of the March 2024 Warrants. The Company offered, to each warrant holder who exercised the March 2024 Warrants, the issuance of two Incentive Warrants. The Incentive Warrants entitle the holders to purchase an aggregate of 781,251 shares of common stock of the Company for a period of 18 months from the date of issuance, and warrants exercisable into an aggregate of 781,251 shares of common stock of the Company for a period of five years from the date of issuance, exercisable immediately, at a price of $2.00 per share. On August 2, 2024, the Company completed the warrant inducement transaction and received net proceeds to the Company of approximately $1.7 million.

In addition, the Company issued warrants to purchase up to an aggregate of 46,875 shares of common stock to the placement agent as compensation. The warrants issued to the placement agent have substantially the same terms and conditions as the five-year Incentive Warrants, except the placement agent warrants have an exercise price of $3.35 per share.

Due to certain beneficial ownership limitations set forth in the March 2024 Warrants, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. Of March 2024 Warrants exercised, an aggregate of 560,251 shares of common stock were held in abeyance. The abeyance shares will be held until notice is received by the holder that the shares of common stock may be issued in compliance with such beneficial ownership limitations. Until such time, the abeyance shares are evidenced through the holder's existing warrants and will continue to be included in the Company's table of outstanding warrants. The abeyance shares are not considered issued or outstanding in our consolidated balance sheets.

As of August 6, 2024, 264,938 Abeyance Shares were released and issued.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2023 and 2022 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2023, with the SEC on February 21, 2024. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note on Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

On June 20, 2024, we announced that the first patient had been treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device. NB1 is NELL-1 protein combined with demineralized bone matrix (DBM) to provide rapid, specific and guided control over bone regeneration.

This pilot clinical study will evaluate NB1 in 30 adult subjects who undergo transforaminal lumbar interbody fusion (TLIF) to treat degenerative disc disease (DDD) and will evaluate safety and effectiveness, fusion success, pain, function improvement and adverse events. To be enrolled in the study, patients must have DDD at one level from L2-S1 and may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level. These two patients were treated in Australia. The study design was previously reviewed and agreed upon by the U.S. Food and Drug Administration’s Division of Orthopedic Devices in a Pre-submission to support progression to a pivotal clinical trial in the United States.

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

During the six months ended June 30, 2024, the first two patients had been treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial milestone.

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

Payments to UCLA TDG under the Amended License Agreement for the six months ended June 30, 2024 and 2023 were $118,151 and $16,606, respectively.

August 2024 Warrant Inducement Transaction

On August 1, 2024, we entered into warrant inducement letter agreements with holders of the March 2024 Warrants. We offered, to each warrant holder who exercised the March 2024 Warrants, the issuance of two Incentive Warrants. The Incentive Warrants entitle the holders to purchase an aggregate of 781,251 shares of common stock of the Company for a period of 18 months from the date of issuance, and warrants exercisable into an aggregate of 781,251 shares of common stock of the Company for a period of five years from the date of issuance, exercisable immediately, at a price of $2.00 per share. On August 2, 2024, we completed the warrant inducement transaction and received net proceeds to the Company of approximately $1.7 million.

In addition, we issued warrants to purchase up to an aggregate of 46,875 shares of common stock to the placement agent as compensation. The warrants issued to the placement agent have substantially the same terms and conditions as the five-year Incentive Warrants, except the placement agent warrants have an exercise price of $3.35 per share.

NASDAQ Panel

As of June 28, 2024 we are no longer subject to a Nasdaq discretionary panel monitor.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three-months ended June 30, 2024	Three-months ended June 30, 2023	% Change
Operating expenses
Research and development	$350,442	$2,295,251	(84.73)%
General and administrative	459,223	744,617	(38.33)%

Total operating expenses	809,665	3,039,868	(73.37)%

Loss from operations	(809,665)	(3,039,868)	(73.37)%

Change in fair value of warrant liability	10,785	1,270,202	(99.15)%

Interest income	15,147	428	3439.02%

Net loss	$(783,733)	$(1,769,238)	(55.70)%

Research and Development

Our research and development expenditures saw a notable decline, dropping from $2,295,251 for the three months ending June 30, 2023, to $350,442 for the same period in 2024, marking a decrease of $1,944,809. The decrease in costs can be attributed to the significant expenses incurred in 2023 for the production of the NELL-1 protein necessary for our initial clinical study. Moving forward, we anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative costs decreased from $744,617 for the three months ending June 30, 2023, to $459,223 for the corresponding period in 2024, reflecting a $285,394 decrease. This decrease can mainly be attributed to legal expenses stemming from litigation matters in 2023.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at June 30, 2024.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six-months ended June 30, 2024	Six-months ended June 30, 2023	% Change
Operating expenses
Research and development	$596,067	$4,885,896	(87.80)%
General and administrative	1,117,135	1,301,509	(14.17)%

Total operating expenses	1,713,202	6,187,405	(72.31)%

Loss from operations	(1,713,202)	(6,187,405)	(72.31)%

Change in fair value of warrant liability	48,096	707,284	(93.20)%

Interest income	15,403	984	1465.35%

Net loss	$(1,649,703)	$(5,479,137)	(69.89)%

Research and Development

Our research and development expenditures saw a notable decline, dropping from $4,885,896 for the six months ending June 30, 2023, to $596,067 for the same period in 2024, marking a decrease of $4,289,829. The decrease in costs can be attributed to the significant expenses incurred in 2023 for the production of the NELL-1 protein necessary for our initial clinical study. Moving forward, we anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative costs decreased from $1,301,509 for the six months ending June 30, 2023, to $1,117,135 for the corresponding period in 2024, reflecting an $184,374 decrease. This decrease can mainly be attributed to legal expenses stemming from litigation matters in 2023.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at June 30, 2024.

Liquidity and Capital Resources

Going Concern and Liquidity

Since inception to June 30, 2024, we have incurred accumulated losses of approximately $82.6 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.1 million. The accompanying consolidated financial statements for the six months ended June 30, 2024 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $1.6 million, and used net cash in operating activities of $2.2 million during the six months ended June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 6, 2024, we sold 119,000 shares of common stock together with warrants to purchase 119,000 shares of common stock (exercise price of $2.43 per share), expiring on March 6, 2029, at a combined public offering price of $2.56.

In addition, we sold pre-funded warrants to purchase 662,251 shares of common stock (exercise price of $0.001 per share), together with warrants to purchase 662,251 shares of common stock (exercised price of $2.43 per share), for a combined public offering price of $2.559 per pre-funded warrant and accompanying warrant. Concurrent with the closing, 225,938 shares of common stock were issued upon the exercise of 225,938 pre-funded warrants.

The total proceeds received from the sale of common stock and warrants and the exercise of 225,938 pre-funded warrants was approximately $1.5 million.

On August 1, 2024, we entered into warrant inducement letter agreements with holders of the March 2024 Warrants. We offered, to each warrant holder who exercised the March 2024 Warrants, the issuance of two Incentive Warrants. The Incentive Warrants entitle the holders to purchase an aggregate of 781,251 shares of common stock of the Company for a period of 18 months from the date of issuance, and warrants exercisable into an aggregate of 781,251 shares of common stock of the Company for a period of five years from the date of issuance, exercisable immediately, at a price of $2.00 per share. On August 2, 2024, we completed the warrant inducement transaction and received net proceeds to the Company of approximately $1.7 million.

In addition, we issued warrants to purchase up to an aggregate of 46,875 shares of common stock to the placement agent as compensation. The warrants issued to the placement agent have substantially the same terms and conditions as the five-year Incentive Warrants, except the placement agent warrants have an exercise price of $3.35 per share.

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

At June 30, 2024 and December 31, 2023, we had cash of $2,332,068 and $3,026,569, respectively.

Available cash inclusive of the proceeds from the August 2024 Inducement Transaction is anticipated to cover our operational needs into the first quarter of 2025.

We anticipate that we will require approximately $5 million to complete first-in-man studies, and an estimated additional $24 million in scientific expenses to achieve FDA approval, if possible, for a spine interbody fusion indication.

Cash Flows

Operating activities

For the six months ended June 30, 2024, cash used in operating activities was $2,199,276, compared to $4,982,666 for the same period in 2023. The reduction in cash expenditures for the first half of 2024 is attributed to the development activities in 2023 related to our NELL-1 protein as we prepared for our pilot clinical study. During the six months ended June 30, 2024, we implanted our lead product candidate in the first two patients in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device.

Financing activities

During the six months ended June 30, 2024, cash provided by financing activities of $1,504,339 resulted from the net proceeds of the March Offering and $436 from the exercise of pre-funded warrants.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material updates to the matters previously disclosed in “Part I—Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and "Part II—Item 1—Legal Proceedings" of our Quarterly Report on Form 10-Q for the period ended March 31, 2024.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 except as noted herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit		Incorporated by reference (unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2024.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2024.	—	—	—	—

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

+ Management contract or compensatory arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 9, 2024	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

