Form 10-Q
period 2024-09-30
Bone Biologics Corp
filed 2024-11-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

☐ Yes ☒ No

As of November 14, 2024, there were 2,463,534 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024 and subsequent Quarterly Reports on Form 10-Q or other reports filed with the SEC.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets
Cash	$3,566,426	$3,026,569
Advances on research and development contract services	385,742	328,844
Prepaid insurance	95,220	372,350
Prepaid expenses	18,430	10,000
Total current assets	4,065,818	3,737,763
Total assets	$4,065,818	$3,737,763

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$190,057	$360,662
Research and development contract liabilities	65,716	-
Accrued legal settlement	-	414,989
Warrant liability	17,629	55,751

Total current liabilities	273,402	831,402
Total liabilities	273,402	831,402

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 2,096,740 and 534,238 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,096	534
Additional paid-in capital	87,289,983	83,814,785
Accumulated deficit	(83,499,663)	(80,908,958)

Total stockholders’ equity	3,792,416	2,906,361

Total liabilities and stockholders’ equity	$4,065,818	$3,737,763

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating expenses
Research and development	429,747	1,574,850	1,025,814	6,460,747
General and administrative	521,274	506,040	1,638,409	1,807,548

Total operating expenses	951,021	2,080,890	2,664,223	8,268,295

Loss from operations	(951,021)	(2,080,890)	(2,664,223)	(8,268,295)

Other income (expenses)
Change in fair value of warrant liability	(9,974)	160,645	38,122	867,930
Interest income	19,993	536	35,396	1,519
Total other income (expenses)	10,019	161,181	73,518	869,449

Net loss	(941,002)	(1,919,709)	(2,590,705)	(7,398,846)

Deemed dividend on warrant inducements	(3,212,504)	-	(3,212,504)	-

Net loss attributable to common stockholders	$(4,153,506)	$(1,919,709)	$(5,803,209)	$(7,398,846)

Weighted average shares of common outstanding – basic and diluted	1,753,409	391,854	1,196,295	197,855

Loss per share – attributable to common stockholders, basic and diluted	$(2.37)	$(4.90)	$(4.85)	$(37.40)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Nine Months ended September 30, 2024

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2023	534,238	$534	$83,814,785	$(80,908,958)	$2,906,361

Fair value of vested stock options	-	-	52,681	-	52,681

Options issued to settle accrued bonus	-	-	77,400	-	77,400

Proceeds from sale of common stock, warrants, and pre-funded warrants in public offering, net of offering costs of $495,227	119,000	119	1,503,994	-	1,504,113

Exercise of pre-funded warrants	363,251	363	-	-	363

Net Loss	-	-	-	(865,970)	(865,970)

Balance at March 31, 2024	1,016,489	1,016	85,448,860	(81,774,928)	3,674,948

Fair value of vested stock options	-	-	17,443	-	17,443

Exercise of pre-funded warrants	299,000	299	-	-	299

Net Loss	-	-	-	(783,733)	(783,733)

Balance at June 30, 2024	1,315,489	1,315	85,466,303	(82,558,661)	2,908,957

Fair value of vested stock options	-	-	17,941	-	17,941

Issuance of common shares from warrant inducement, net of costs of $287,233	781,251	781	1,805,739	-	1,806,520

Incremental value of warrant inducement	-	-	3,212,504	-	3,212,504

Deemed dividend on warrant inducement	-	-	(3,212,504)	-	(3,212,504)

Net Loss	-	-	-	(941,002)	(941,002)

Balance at September 30, 2024	2,096,740	$2,096	$87,289,983	$(83,499,663)	$3,792,416

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Nine Months ended September 30, 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2022	63,820	$64	$77,907,471	$(71,960,227)	$5,947,308

Fair value of vested stock options issued to employees and directors	-	-	44,764	-	44,764

Exercise of warrants	5,837	6	(6)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	490,226	-	490,226

Net Loss	-	-	-	(3,709,899)	(3,709,899)

Balance at March 31, 2023	69,657	$70	$78,442,455	$(75,670,126)	$2,772,399

Fair value of vested stock options issued to employees and directors	-	-	16,670	-	16,670

Exercise of warrants	4,938	5	(5)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	220,798	-	220,798

Proceeds from sale of common stock in public offering, net of offering costs $547,837	317,259	317	4,451,846	-	4,452,163

Net Loss	-	-	-	(1,769,238)	(1,769,238)

Balance at June 30, 2023	391,854	$392	$83,131,764	$(77,439,364)	$5,692,792

Fair value of vested stock options issued to employees and directors	-	-	20,026	-	20,026

Net Loss	-	-	-	(1,919,709)	(1,919,709)

Balance at September 30, 2023	391,854	$392	$83,151,790	$(79,359,073)	$3,793,109

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine months Ended September 30, 2024	Nine months Ended September 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,590,705)	$(7,398,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	88,065	81,460
Change in fair value of warrant liability	(38,122)	(867,930)
Changes in operating assets and liabilities:
Advances on research and development contract services	(56,898)	170,205
Prepaid insurance and prepaid expenses	268,700	262,962
Accounts payable and accrued expenses	(93,205)	42,859
Research and development contract liabilities	65,716	171,401
Accrued legal settlement	(414,989)	-

Net cash used in operating activities	(2,771,438)	(7,537,889)

Cash flows from financing activities
Proceeds from sale of common stock, warrants, and pre-funded warrants in public offering, net of offering costs	1,504,113	4,452,163
Exercise of pre-funded warrants	662	-
Proceeds from issuance of common shares from warrant inducement, net of costs	1,806,520	-

Net cash provided by financing activities	3,311,295	4,452,163

Net increase (decrease) in cash	539,857	(3,085,726)

Cash, beginning of period	3,026,569	7,538,312
Cash, end of period	$3,566,426	$4,452,586

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$77,400	-
Deemed dividend – warrant inducement	$3,212,504	-
Extinguishment of warrant liability upon exercise of warrants	-	711,024

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine months ended September 30, 2024 and 2023

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007, as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly-owned subsidiary, Bone Biologics Acquisition Corp., (“Merger Sub”), and Bone Biologics, Inc., Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics Inc. remaining as the surviving corporation. On September 22, 2014, the Company changed its name to “Bone Biologics Corporation” and Bone Biologics, Inc. became a wholly owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on September 9, 2004.

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

Going Concern and Liquidity

The Company has not generated any revenue from operations and since inception to September 30, 2024 has incurred accumulated losses of approximately $83.5 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.4 million. The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $2.6 million, and used net cash in operating activities of $2.8 million during the nine months ended September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2024, the Company had $3.6 million in cash on hand. Available cash is anticipated to cover our operational needs into the second quarter of 2025.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements include all material adjustments (consisting of normal recurring adjustments and reflect all adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2024 (the “2023 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 and notes thereto included in the 2023 Annual Report.

The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2024 or for any other period.

Segment Information

The Company operates and reports in one segment, which focuses on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Chief Operating Decision Maker, which is the Company’s Chief Executive Officer and President.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the accrual for potential liabilities, the valuation of the warrant liability, the valuation of debt and equity instruments, the valuation of stock options and warrants issued for services, and deferred tax asset valuation allowances. Actual results could differ from those estimates.

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

Accounting for Warrants

The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity or derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Liability classified warrants are measured at fair value at inception and at each reporting date, with changes in fair value recognized in the statements of operations in the period of change.

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

The fair value of financial instruments measured on a recurring basis was as follows as of September 30, 2024:

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$17,629	—	—	$17,629
Total liabilities at fair value	$17,629	—	—	$17,629

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the nine month period ended September 30, 2024 as follows:

September 30, 2024
Warrant liability
Balance as of beginning of period – December 31, 2023	$55,751
Change in fair value	(38,122)
Balance as of September 30, 2024	$17,629

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

Since the effects of outstanding options and warrants are anti-dilutive for the nine months ended September 30, 2024 and 2023, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Warrants	1,854,096	46,912
Stock options	166,290	34,286
	2,020,386	81,198

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	September 30, 2024	December 31, 2023
Warrant liability:
Risk-free interest rate	3.58%	3.94%
Expected volatility	147.78%	136.25%
Expected life (in years)	3.03	3.78
Expected dividend yield	-	-

Fair Value of warrant liability	$17,629	$55,751

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

4. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued as of September 30, 2024 and December 31, 2023.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2024 and December 31, 2023, the Company had an aggregate of 2,096,740 and 534,238 shares of common stock outstanding, respectively.

March 2024 Offering

On March 6, 2024, the Company sold 119,000 shares of common stock together with warrants to purchase 119,000 shares of common stock (exercise price of $2.43 per share), expiring on March 6, 2029, at a combined public offering price of $2.56. In addition, the Company sold pre-funded warrants to purchase 662,251 shares of common stock together with warrants to purchase 662,251 shares of common stock, for a combined price of $2.559. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $495,227, was $1,504,113.

The 781,251 warrants have an exercise price of $2.43 per share, and are exercisable immediately for a term of five years. The 662,251 pre-funded warrants have an exercise price of $0.001 per share and are exercisable immediately for a term of five years.

During the three months ended March 31, 2024, 363,251 pre-funded warrants were exercised and 363,251 shares of common stock were issued. During the three months ended June 30, 2024, the balance of 299,000 pre-funded warrants were exercised and 299,000 shares of common stock were issued.

In addition, warrants to purchase 46,875 shares of common stock were issued to the placement agent, in connection with the March 2024 offering. The placement agent warrants have an exercise price of $3.20 per share and expire in five years.

August 2024 Warrant Inducement

On August 2, 2024, existing warrants to purchase 781,251 shares of common stock issued in March 2024, were exercised for cash at the exercise price of $2.43 per share, for gross proceeds of $1,898,440. As an inducement for the warrant holders to exercise the existing warrants for cash, new warrants to purchase 1,562,502 shares of common stock (the “Inducement Warrants”) were issued to the warrant holders for consideration of $0.125 per share, for gross proceeds of $195,313. The proceeds received from the exercise of the 781,251 existing warrants, and the issuance of the Inducement Warrants, net of cash costs of $287,233, was $1,806,520. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holders was $3,212,504, which was recorded as a non-cash deemed dividend.

The Inducement Warrants have an exercise price of $2.00 per share and were immediately exercisable upon issuance. 781,251 of the Inducement Warrants expire on February 2, 2026, and 781,251 of the Inducement Warrants expire on August 2, 2029.

In addition, warrants to purchase 46,875 shares of common stock were issued to the placement agent, in connection with the August 2024 warrant inducement. The placement agent warrants have an exercise price of $3.35 per share and expire in five years.

Due to certain beneficial ownership limitations set forth in the March 2024 warrants, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance. For the 781,251 March 2024 warrants that were exercised, an aggregate of 560,251 shares of common stock were held in abeyance until notice was received that the shares of common stock could be issued in compliance with such beneficial ownership limitations. As of September 23, 2024, all abeyance shares were released and issued.

September 2024 ATM Offering

On September 27, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to an “at the market” offering program, under which the Company may, from time to time, in its sole discretion, issue and sell through Wainwright, acting as agent or principal, up to approximately $1.1 million of shares of its common stock (the “ATM Facility”).

Pursuant to the ATM Agreement, the Company may sell the shares through Wainwright by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wainwright a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

The Company is not obligated to sell any shares under the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through Wainwright, of all of the shares of our common stock subject to the ATM Agreement and (ii) termination of the ATM Agreement in accordance with its terms.

Subsequent to September 30, 2024, we sold 366,794 shares of common stock through the ATM Facility for net proceeds of $640,613, after accounting for $131,396 in offering costs.

5. Common Stock Warrants

A summary of warrant activity for the nine months ended September 30, 2024 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2023	197,844	$127.86	4.95
Granted – 2024	3,099,754	1.72	4.12
Forfeited/Expired – 2024	-	-	-
Exercised – 2024	(1,443,502)	1.30	4.43
Outstanding as of September 30, 2024	1,854,096	$15.49	3.29

As of September 30, 2024, the Company had outstanding exercisable, but unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$1,512.00	7,620	October 13, 2026
October 2022	$388.80	18,058	October 12, 2027
October 2022	$324.00	18,846	October 12, 2027
October 2022	$0.00	2,393	October 12, 2027
November 2023	$6.40	8,543	November 16, 2028
November 2023	$4.16	142,384	May 21, 2029
March 2024	$3.20	46,875	March 6, 2029
August 2024	$2.00	781,251	February 2, 2026
August 2024	$2.00	781,251	August 2, 2029
August 2024	$3.35	46,875	August 2, 2029
Total outstanding warrants at September 30, 2024		1,854,096

Based on a fair market value of $2.13 per share on September 30, 2024, there were 1,564,895 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2024 was $208,222.

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

A summary of stock option activity for the nine months ended September 30, 2024 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	34,310	$236.70	8.62	$-
Granted – 2024	137,654	2.39	7.82	-
Forfeited/Expired – 2024	(5,674)	54.24	7.46	-
Exercised – 2024	-	-	-	-
Outstanding as of September 30, 2024	166,290	$48.96	7.20	$36,856
Options vested and exercisable at September 30, 2024	70,139	$113.57	4.35	$-

As of September 30, 2024, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$9,540.00	174	December 27, 2025
September 2015	$9,540.00	36	December 27, 2025
November 2015	$9,540.00	205	December 27, 2025
December 2015	$9,540.00	12	December 27, 2025
January 2016	$9,540.00	213	January 9, 2026
May 2016	$12,300.00	45	May 26, 2026
September 2016	$12,300.00	21	May 31, 2026
January 2017	$12,300.00	10	January 1, 2027
January 2018	$11,820.00	8	January 1, 2028
January 2019	$564.00	92	January 1, 2029
October 2021	$1,260.00	207	October 26, 2031
January 2022	$844.80	111	January 1, 2032
August 2022	$387.26	462	August 23, 2032
January 2023	$57.60	237	January 25, 2025
September 2023	$5.12	26,803	September 12, 2033
January 2024	$4.68	8,015	January 8, 2034
January 2024	$3.61	37,500	January 17, 2026
September 2024	$1.73	92,139	September 17, 2034

Total outstanding options at September 30, 2024		166,290

Based on a fair value of $2.13 per share on September 30, 2024, there were 92,139 exercisable but unexercised in-the-money common stock options on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock options at September 30, 2024 was $36,856.

During the nine months ended September 30, 2024, options exercisable into 100,154 shares of common stock were granted with a fair value of $184,064. Vesting of options differs based on the terms of each option. During the nine months ended September 30, 2024 and 2023, the Company had stock-based compensation expense of $88,065 and $81,460, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. In addition, during the nine months ended September 30, 2024, options exercisable into 37,500 shares of common stock were issued to employees in settlement of previously accrued bonuses of $77,400.

In January 2024, options exercisable into 5,674 shares of common stock were forfeited upon the resignation of a director. The Company’s policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the nine months ended September 30, 2024 are as follows:

September 30, 2024
Risk free interest rate	3.49%
Expected Volatility	147.11%
Expected life (in years)	6.25
Expected dividend yield	0%

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

As of September 30, 2024, total unrecognized compensation cost related to unvested stock options was $138,870. The cost is expected to be recognized over a weighted average period of 0.74 years.

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

During the nine months ended September 30, 2024, the first patients were treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial $100,000 Feasibility Study milestone.

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

Payments to UCLA TDG under the Amended License Agreement for the nine months ended September 30, 2024 and 2023 were $123,058 and $23,238, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

8. Subsequent Events

Subsequent to September 30, 2024, we sold 366,794 shares of common stock through the ATM Facility for net proceeds of $640,613, after accounting for $131,396 in offering costs.

On October 16, 2024, the Company’s Board of Directors appointed Phillip Meikle to the Board of Directors. Don Hankey resigned from the Board of Directors on October 1, 2024, effective immediately. Mr. Meikle received an initial option grant to purchase 9 shares of common stock under the Company’s 2015 Equity Incentive Plan at an exercise price of $1.88 per share. The initial director option grant vests and becomes exercisable on the date of the next annual meeting of the stockholders following the grant date. Mr. Meikle also received an annual director option grant to purchase 28,185 shares of common stock under the 2015 Equity Incentive Plan at an exercise price of $1.88 per share. The annual director option grant vests and becomes exercisable in four equal installments on December 17, 2024, March 19, 2025, June 19, 2025 and September 17, 2025.

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

This pilot clinical study will evaluate NB1 in 30 adult subjects who undergo transforaminal lumbar interbody fusion (TLIF) to treat degenerative disc disease (DDD) and will evaluate safety and effectiveness, fusion success, pain, function improvement and adverse events. To be enrolled in the study, patients must have DDD at one level from L2-S1 and may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level. Patient treatment is conducted in Australia. The study design was previously reviewed and agreed upon by the U.S. Food and Drug Administration’s Division of Orthopedic Devices in a Pre-submission to support progression to a pivotal clinical trial in the United States.

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

During the nine months ended September 30, 2024, the first patients were treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial $100,000 Feasibility Study milestone.

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

Payments to UCLA TDG under the Amended License Agreement for the nine months ended September 30, 2024 and 2023 were $123,058 and $23,238, respectively.

Appointment of Director

On October 16, 2024, the Company’s Board of Directors appointed Phillip Meikle to the Board of Directors. Don Hankey resigned from the Board of Directors on October 1, 2024, effective immediately. Mr. Meikle received an initial option grant to purchase 9 shares of common stock under the Company’s 2015 Equity Incentive Plan at an exercise price of $1.88 per share. The initial director option grant vests and becomes exercisable on the date of the next annual meeting of the stockholders following the grant date. Mr. Meikle also received an annual director option grant to purchase 28,185 shares of common stock under the 2015 Equity Incentive Plan at an exercise price of $1.88 per share. The annual director option grant vests and becomes exercisable in four equal installments on December 17, 2024, March 19, 2025, June 19, 2025 and September 17, 2025.

ATM Offering

On September 27, 2024, we entered into the ATM Agreement pursuant to which we could sell, at our option, up to an aggregate of $1,143,121 in shares of our common stock through Wainwright through the ATM Facility. Subsequent to September 30, 2024, we sold 366,794 shares of common stock through the ATM Facility for net proceeds of $640,613, after accounting for $131,396 in offering costs.

August 2024 Warrant Inducement

On August 2, 2024, existing warrants to purchase 781,251 shares of common stock issued in March 2024, were exercised for cash at the exercise price of $2.43 per share, for gross proceeds of $1,898,440. As an inducement for the warrant holders to exercise the existing warrants for cash, Inducement Warrants were issued to the warrant holders for consideration of $0.125 per share, for gross proceeds of $195,313. The proceeds received from the exercise of the 781,251 existing warrants, and the issuance of the Inducement Warrants, net of cash costs of $287,233, was $1,806,520.

The Inducement Warrants have an exercise price of $2.00 per share and were immediately exercisable upon issuance. 781,251 of the Inducement Warrants expire on February 2, 2026, and 781,251 of the Inducement Warrants expire on August 2, 2029.

In addition, warrants to purchase 46,875 shares of common stock were issued to Wainwright, in connection with the August 2024 warrant inducement. The warrants issued to Wainwright have an exercise price of $3.35 per share and expire in five years.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three-months ended September 30, 2024	Three-months ended September 30, 2023	% Change
Operating expenses
Research and development	$429,747	$1,574,850	(72.71)%
General and administrative	521,274	506,040	3.01%

Total operating expenses	951,021	2,080,890	(54.30)%

Loss from operations	(951,021)	(2,080,890)	(54.30)%

Change in fair value of warrant liability	(9,974)	160,645	(106.21)%

Interest income	19,993	536	3630.04%

Net loss	$(941,002)	$(1,919,709)	(50.98)%

Research and Development

Our research and development expenditures saw a notable decline, dropping from $1,574,850 for the three months ending September 30, 2023, to $429,747 for the same period in 2024, marking a decrease of $1,145,103. The decrease in costs can be attributed to the significant expenses incurred in 2023 for the production of the NELL-1 protein necessary for our initial clinical study. Moving forward, we anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative costs increased from $506,040 for the three months ending September 30, 2023, to $521,274 for the corresponding period in 2024, reflecting a $15,234 minimal increase.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrant liabilities at September 30, 2024.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine-months ended September 30, 2024	Nine-months ended September 30, 2023	% Change
Operating expenses
Research and development	$1,025,814	$6,460,747	(84,12)%
General and administrative	1,638,409	1,807,548	(9.36)%

Total operating expenses	2,664,223	8,268,295	(67.78)%

Loss from operations	(2,664,223)	(8,268,295)	(67.78)%

Change in fair value of warrant liability	38,122	867,930	(95.61)%

Interest income	35,396	1,519	2230.22%

Net loss	$(2,590,705)	$(7,398,846)	(64.99)%

Research and Development

Our research and development expenditures saw a notable decline, dropping from $6,460,747 for the nine months ending September 30, 2023, to $1,025,814 for the same period in 2024, marking a decrease of $5,434,933. The decrease in costs can be attributed to the significant expenses incurred in 2023 for the production of the NELL-1 protein necessary for our initial clinical study. Moving forward, we anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative costs decreased from $1,807,548 for the nine months ending September 30, 2023, to $1,638,409 for the corresponding period in 2024, reflecting a $169,139 decrease. This decrease can mainly be attributed to legal expenses stemming from litigation matters in 2023.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at September 30, 2024.

Liquidity and Capital Resources

Going Concern and Liquidity

Since inception to September 30, 2024, we have incurred accumulated losses of approximately $83.5 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.4 million. The accompanying consolidated financial statements for the nine months ended September 30, 2024 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $2.6 million, and used net cash in operating activities of $2.8 million during the nine months ended September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

March 2024 Offering

On March 6, 2024, the Company sold 119,000 shares of common stock together with warrants to purchase 119,000 shares of common stock (exercise price of $2.43 per share), expiring on March 6, 2029, at a combined public offering price of $2.56. In addition, the Company sold pre-funded warrants to purchase 662,251 shares of common stock together with warrants to purchase 662,251 shares of common stock, for a combined price of $2.559. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $495,227, was $1,504,113.

The 781,251 warrants have an exercise price of $2.43 per share, and are exercisable immediately for a term of five years. The 662,251 pre-funded warrants have an exercise price of $0.001 per share and are exercisable immediately for a term of five years.

During the three months ended March 31, 2024, 363,251 pre-funded warrants were exercised and 363,251 shares of common stock were issued. During the three months ended June 30, 2024, the balance of 299,000 pre-funded warrants were exercised and 299,000 shares of common stock were issued.

In addition, warrants to purchase 46,875 shares of common stock were issued to Wainwright, in connection with the March 2024 offering. The warrants issued to Wainwright have an exercise price of $3.20 per share and expire in five years.

August 2024 Warrant Inducement

On August 2, 2024, existing warrants to purchase 781,251 shares of common stock issued in March 2024, were exercised for cash at the exercise price of $2.43 per share, for gross proceeds of $1,898,440. As an inducement for the warrant holders to exercise the existing warrants for cash, Inducement Warrants were issued to the warrant holders for consideration of $0.125 per share, for gross proceeds of $195,313. The proceeds received from the exercise of the 781,251 existing warrants, and the issuance of the Inducement Warrants, net of cash costs of $287,233, was $1,806,520.

The Inducement Warrants have an exercise price of $2.00 per share and were immediately exercisable upon issuance. 781,251 of the Inducement Warrants expire on February 2, 2026, and 781,251 of the Inducement Warrants expire on August 2, 2029.

In addition, warrants to purchase 46,875 shares of common stock were issued to Wainwright, in connection with the August 2024 warrant inducement. The warrants issued to Wainwright have an exercise price of $3.35 per share and expire in five years.

September 2024 ATM Offering

On September 27, 2024, the Company entered into the ATM Agreement with Wainwright with respect to the ATM Facility, under which the Company may, from time to time, in its sole discretion, issue and sell through Wainwright, acting as agent or principal, up to approximately $1.1 million of shares of its common stock. Subsequent to September 30, 2024, we sold 366,794 shares of common stock through the ATM Facility for net proceeds of $640,613, after accounting for $131,396 in offering costs.

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

At September 30, 2024 and December 31, 2023, we had cash of $3,566,426 and $3,026,569, respectively. Available cash is anticipated to cover our operational needs into the second quarter of 2025.

We anticipate that we will require approximately $5 million to complete first-in-man studies, and an estimated additional $24 million in scientific expenses to achieve FDA approval, if possible, for a spine interbody fusion indication.

Cash Flows

Operating activities

For the nine months ended September 30, 2024, cash used in operating activities was $2,771,438, compared to $7,537,889 for the same period in 2023. The reduction in cash expenditures for 2024 is attributed to the development activities in 2023 related to our NELL-1 protein as we prepared for our pilot clinical study. During the nine months ended September 30, 2024, the first patients were treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device.

Financing activities

During the nine months ended September 30, 2024, cash provided by financing activities of $3,311,295 resulted from the net proceeds of the March Offering and the Warrant Inducement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material updates to the matters previously disclosed in “Part I—Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Part II—Item 1—Legal Proceedings” of our Quarterly Report on Form 10-Q for the period ended March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of the year ended December 31, 2024, we did not issue any shares in reliance on Section 4(a)(2) of the Securities Act, as amended as a transaction not involving a public offering which have not previously been reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit		Incorporated by reference (unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

4.1	Form of New Warrant dated August 2, 2024.	Form 8-K	001-40899	4.1	August 2, 2024

4.2	Form of Placement Agent Warrant dated August 2, 2024.	Form 8-K	001-40899	4.2	August 2, 2024

10.1	Form of Inducement Letter Agreement dated August 1, 2024.	Form 8-K	001-40899	10.1	August 2, 2024

10.2	At The Market Offering Agreement, dated September 27, 2024, by and between Bone Biologics Corporation and H.C. Wainwright & Co., LLC	Form 8-K	001-40899	1.1	September 27, 2024

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2024.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2024.	—	—	—	—

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

+ Management contract or compensatory arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 14, 2024	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

