Form 10-K
period 2024-12-31
Bone Biologics Corp
filed 2025-02-26
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The approximate aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2024, was $1,565,909.

As of February 19, 2025, there were 3,271,042 shares of common stock, par value $0.001, outstanding.

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

All statements other than historical facts contained in this Annual Report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining U.S. Food and Drug Administration and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1/DBM, our reliance on third-party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “Bone Biologics,” “we,” “us,” and “our” in this document refer to Bone Biologics Corporation, a Delaware corporation, and, our wholly owned subsidiary, as defined under Part I, Item 1-”Business” in this Annual Report.

Glossary of Abbreviations and Defined Terms

Abbreviations

ACA	Affordable Care Act
BMP	Bone Morphogenic Protein
CDMO	Contract Development and Manufacturing Organization
cGMP	current Good Manufacturing Practice
CRO	Contract Research Organization
DBM	Demineralized bone matrix is allograft bone that has had the inorganic mineral removed
DDD	Degenerative disc disease
FDA	U.S. Food and Drug Administration
HIPAA	Health Insurance Portability and Accountability Act of 1996
IDE	Investigational Device Exemption
IRB	Institutional Review Board
MTF	Musculoskeletal Transplant Foundation
NB1 Device	Product combination kit that includes vial of NELL-1 recombinant protein and demineralized bone matrix
NDA	New Drug Application
NELL-1	Neural epidermal growth factor-like 1 protein (NELL-1)
NOL	Net Operating Loss
PMA	Pre-market approval
rhBMP-2	Recombinant Bone Morphogenic Protein
rhNELL-1	Recombinant NELL-1
UCLA TDG	UCLA Technology Development Group on behalf of UC Regents
USPTO	The United States Patent and Trademark Office

Defined Terms

Alkaline phosphatase assay	Alkaline phosphatase is an enzyme that is found throughout your body. ALP blood tests measure the level of ALP in your blood that comes from your bones.
Athymic mouse model	A mouse that provides an experiment model for conducting research because it mounts no rejection response.
Demineralized Bone	Bone that has had the calcium removed.
Osteopromotive	A material that promotes the de novo formation of bone.
Osteostimulative	Stimulates bone growth.
Osteosynthetic	The reduction and fixation of a bone fracture with implantable devices.
Phylogenetically advanced spine model	Evolutionary advancement of spine systems that exist in large animal models.
Recombinant	Relating to or denoting an organism, cell, or genetic material formed by recombination.
Retrolisthesis	A medical condition in which a vertebra in the spine becomes displaced and moves forward or backward.
Spondylolisthesis	A spinal disorder in which one vertebra (spinal bone) slips onto the vertebra below it.

PART I

Item 1. Business

Company Overview

We are a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to us through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the U.S. Food and Drug Administration (“FDA”) that NELL-1/DBM will be classified as a device/drug combination product that will require an FDA-approved pre-market approval (“PMA”) application before it can be commercialized in the United States.

We were founded by University of California professors in collaboration with an Osaka University professor and a University of Southern California surgeon in 2004 as a privately held company with proprietary, patented platform technology. Our platform technology has been validated in sheep and non-human primate models to facilitate bone growth. We believe our platform technology has application in delivering improved outcomes in the surgical specialties of spinal, orthopedic, general orthopedic, plastic reconstruction, neurosurgery, interventional radiology, and sports medicine. Lead product development and clinical studies are targeted on spinal fusion surgery, one of the larger segments in the orthopedic market.

We are a clinical-stage entity. The production and marketing of our products and ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by us must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend clinical trials.

Our success will depend in part on our ability to obtain and retain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by us will not be challenged, invalidated, rendered unenforceable, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us.

During 2024, we announced the treatment of the first patients in the multicenter, prospective, randomized pilot clinical study of our NB1 bone graft device. NB1 is NELL-1 protein combined with demineralized bone matrix (DBM) to provide rapid, specific and guided control over bone regeneration.

The pilot clinical study will evaluate the safety and effectiveness, fusion success, pain, function improvement and adverse events of NB1 in up to 30 adult subjects who undergo transforaminal lumbar interbody fusion (TLIF) to treat degenerative disc disease (DDD). To be enrolled in the study, subjects must have DDD at one level from L2-S1 and may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level. The study is being conducted in Australia. The study design was previously reviewed and agreed upon by the FDA’s Division of Orthopedic Devices in a Pre-submission to support progression to a pivotal clinical trial in the United States.

Product Candidates

We have developed a stand-alone platform technology through significant laboratory and small and large animal research over more than 10 years to generate the current applications across broad fields of use. The platform technology is our recombinant human protein, known as NELL-1, a proprietary skeletal-specific growth factor that is a bone void filler. NELL-1 provides regulation over skeletal tissue formation and stem cell differentiation during bone regeneration. We obtained the platform technology pursuant to an exclusive license agreement with UCLA TDG which grants us exclusive rights to develop and commercialize NELL-1 for spinal fusion by local administration, osteoporosis and trauma applications. A major challenge associated with orthopedic surgery is effective bone regeneration, including challenges related to rapid, uncontrolled bone growth that can cause unsound structure; less dense bone formation; unwanted bone formation, and cysts, swelling; and intense inflammatory response to current bone regeneration compounds. We believe NELL-1 will address these unmet clinical challenges for effective bone regeneration, especially in hard healers.

We are currently focused on bone regeneration in lumbar spinal fusion using NELL-1 in combination with DBM, a demineralized bone matrix from MTF Biologics (“MTF”). The combination NELL-1/DBM medical device is an osteopromotive recombinant protein that provides target specific control over bone regeneration. We have successfully surpassed four critical milestones:

●	Demonstrated a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells;

●	Validated protein dosing and efficacy in established large animal (sheep) model pilot studies;

●	Completed pivotal animal study; and

●	Initiated a first-in-man pilot clinical study in Australia.

Our lead product candidate is expected to be purified NELL-1 mixed with 510(k)-cleared DBM Demineralized Bone Putty recommended for use in conjunction with applicable hardware consistent with the indication. The NELL-1/DBM Fusion Device, NB1, will be comprised of a single dose vial of NELL-1 recombinant protein freeze dried onto DBM. A vial of NELL-1/DBM will be sold in a convenience kit with a diluent and a syringe of 510(k)-cleared demineralized bone (“DBM Putty”) produced by MTF. A delivery device will allow the surgeon to mix the reconstituted NELL-1 with the appropriate quantity of DBM Putty just prior to implantation. Use of NB1 will not require changes to the orthobiologic preparation or implantation protocol.

The NELL-1/DBM Fusion Device, NB1, is intended for use in lumbar spinal fusion and may have a variety of other spine and orthopedic applications. While the product is initially targeted at the lumbar spine fusion market, in keeping with our exclusive license agreement, we believe NELL-1’s novel set of characteristics, target-specific mechanism of action, efficacy, safety and affordability position the product for application in a variety of procedures including:

Spine Implants. The global bone graft substitute market presents a $3 billion opportunity per Fortune Business Insights. While use of the patient’s own bone, also referred to as autograft, to enhance fusion of vertebral segments is currently the optimal procedure for this type of treatment, complications associated with autograft bone including pain, increased surgical time and infection limit its use.

Non-Union Trauma Cases. While the majority of fractures heal without the need for osteosynthetic products, bone substitutes are used in complicated breaks where the bone does not mend naturally. Management believes that NELL-1 technology will perform as well as other growth factors, addressing this $8 billion global market opportunity per Fortune Business Insights.

Osteoporosis. The global osteoporosis market presents an $11.2 billion market opportunity per Evercore analyst reports. Finding a solution to counter a decrease in bone mass and density seen in women most frequently after menopause or a similar effect on astronauts in microgravity environments for an extended period is a major medical challenge. The systemic use of NELL-1 to stimulate bone regeneration throughout the body thereby increasing bone density could have a very significant impact on the treatment of osteoporosis.

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, we have continued development with funding through capital raises. Our research and development expenses for the years ended December 31, 2024 and 2023 were $2,130,385 and $6,907,824, respectively.

NELL-1’s powerful specific bone forming properties are derived from the ability of NELL-1 to only target cells that exhibit an activated “master switch” to develop into bone. NELL-1 is a function-specific recombinant human protein that has been proven in laboratory bench models to recapitulate normal human growth and development to provide control over bone regeneration.

We have completed two preclinical sheep studies that demonstrated our recombinant NELL-1 (“rhNELL-1”) growth factor effectively promotes bone formation in a phylogenetically advanced spine model. In addition, rhNELL-1 was shown to be well tolerated and there were no findings of inflammation. Our pivotal sheep study evaluated the effect of rhNELL-1 combined with DBM on lumbar interbody arthrodesis in an adult ovine model and demonstrated a 37.5% increased frequency of fusion at 26 weeks compared with the control.

We began subject enrollment in 2024 in our first-in-man pilot clinical study to evaluate the safety and effectiveness of NB1 in adult subjects with spinal degenerative disc disease at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level, and are undergoing transforaminal lumbar interbody fusion. The multi-center, prospective, randomized study is being conducted in Australia and will enroll up to 30 patients. The primary end-point is fusion success at 12 months and change from baseline in the Oswestry Disability Index pain score. We anticipate completing the trial 12 months after enrolling the 30th patient. We intend to use the pilot clinical trial data from the Australia study to enable a future, larger U.S. pivotal clinical study, prior to submission of a PMA to the FDA.

Research & Publications

We believe our scientific evidence validates the many benefits of NELL-1. Currently there is a comprehensive database of more than 80 research publications and abstracts of preclinical studies with NELL-1 of which more than 45 are peer-reviewed publications.

We completed a preclinical study that shows our rhNELL-1 growth factor effectively promotes bone formation in a phylogenetically advanced spine model. In addition, rhNELL-1 was shown to be well tolerated and there were no findings of inflammation.

Proposed Initial Clinical Application

The NELL-1/DBM Fusion Device, NB1, will be indicated for spinal fusion procedures in skeletally mature patients with spinal degenerative disk disease (“DDD”) at one level from L2-S1. These DDD patients may also have up to Grade I spondylolisthesis at the involved level. The NELL-1/DBM Fusion Device is to be implanted via an anterior open or an anterior laparoscopic approach in conjunction with a cleared intervertebral body fusion device. Patients receiving the device should have had at least six months of non-operative treatment prior to treatment with the device. A cervical indication is currently under consideration. This indication for use would fill a current clinical gap, created by potentially dangerous inflammatory responses caused by commercially available catalytic bone growth agents that are the subject of a Public Health Notification from the FDA on July 1, 2008 about life-threatening complications associated with a recombinant human protein in cervical spine fusion. We do not expect our product to see the same adverse events with NELL-1/DBM as have been observed with other commercially available protein. We have performed a rat femoral onlay model to compare proinflammatory response of rhBMP-2 and NELL-1 within Helistate collagen sponges. NELL-1 induced normal healing, while rhBMP-2 induced significant amounts of swelling and histological evidence of intense inflammatory response.

Description of the DBM Putty to Be Used with Nell-1

The DBM Demineralized Bone Putty provided as part of the convenience kit with NELL-1/DBM is a Class II medical device. The common name is “Bone Void Filler Containing Human Demineralized Bone Matrix.” The product is regulated under 21 C.F.R. §888.3045 Resorbable calcium salt bone void filler device, Product Codes MQV, GXP, and MBP. DBM Putty is manufactured by MTF and was cleared by the FDA for use in spine indications in December 2006.

DBM Putty is a matrix composed of processed human cortical bone. Demineralized bone granules are mixed with sodium hyaluronate to form the DBM Putty. Every lot of final DBM Putty product is tested in an athymic mouse model or in an alkaline phosphatase assay, which has been shown to have a positive correlation with the athymic mouse model, to ensure osteostimulation.

Based upon extensive discussions with regulatory experts and a specific communication from the FDA in response to a submission of our plan under the Amended License Agreement between UCLA TDG and the Company, we believe the NELL-1/DBM Fusion Device, NB1, will be regulated as a Class III medical device and will therefore require submission and approval of a PMA.

Our Business Strategy

Our business plan is to develop our target-specific growth factor for bone regeneration, based on preclinical and clinical data demonstrating increases in the quantity and quality of bone, and a strong safety profile. Our initial focus on lumbar spinal fusion entails advancing our target-specific growth factor through clinical studies to achieve FDA approval with comparable efficacy and safety to the gold standard for spine fusion (autografts). Continued capital funding is critical to facilitate the development of our Nell-1 technology through the clinical regulatory path.

Development of the Company

We were incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a Merger Agreement, dated September 19, 2014, by and among the Company, its wholly owned subsidiary, Bone Biologics Acquisition Corp., a Delaware corporation (“Merger Sub”), and Bone Biologics, Inc. Merger Sub merged with and into Bone Biologics Inc., with Bone Biologics Inc. remaining as the surviving corporation in the merger. On September 22, 2014, the Company officially changed its name to “Bone Biologics Corporation” to more accurately reflect the nature of its business and Bone Biologics, Inc. became a wholly owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on September 9, 2004.

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

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, we entered into an Amended and Restated Exclusive License Agreement dated as of March 21, 2019, and amended through three sets of amendments (as so amended the “Amended License Agreement”) with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant us exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion by local administration, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

We have agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as pay certain royalties to UCLA TDG under the Amended License Agreement at the rate of 3.0% of net sales of licensed products or licensed methods. We must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, we also must pay a minimum annual royalty between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If we are required to pay a third party any royalties as a result of us making use of UCLA TDG patents, then we may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If we grant sublicense rights to a third party to use the UCLA TDG patent, then we will pay UCLA TDG 10% to 20% of the sublicensing income we receive from such sublicense.

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

We are also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of (i) $500,000; or (ii) 2% of all proceeds in connection with a Change of Control Transaction.

During the year ended December 31, 2024, the first patients were treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial $100,000 Feasibility Study milestone.

We are obligated to diligently proceed with developing and commercializing licensed products under UCLA TDG patents set forth in the Amended License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if we do not meet certain diligence milestone deadlines set forth in the Amended License Agreement.

We must reimburse or pre-pay UCLA TDG for patent prosecution and maintenance costs incurred during the term of the Amended License Agreement. We have the right to bring infringement actions against third-party infringers of the Amended License Agreement, UCLA TDG may join voluntarily, at its own expense, or, at our expense, be joined involuntarily to the action. We are required to indemnify UCLA TDG against any third-party claims arising out of our exercise of the rights under the Amended License Agreement or any sublicense.

Payments to UCLA TDG under the Amended License Agreement for the years ended December 31, 2024 and 2023 were $129,867 and $30,845, respectively.

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

Our business is in a very competitive and evolving field, that faces competition from large established orthopedic companies such as (but not limited to) Medtronic, Stryker, Globus Medical, and DePuy-Synthes that possess considerably more resources than Bone Biologics.

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

Intellectual Property

We have an intellectual property portfolio that includes exclusive, worldwide licenses from UCLA TDG, which we believe constitute a formidable barrier to entry.

Additional patent applications are currently in preparation. The intellectual property portfolio comprehensively covers NELL-1 manufacture, NELL-1 compositions and NELL-1 use in wide ranging clinical and diagnostic applications. We protect our proprietary technology through mechanisms including U.S. and foreign patent filings, trade secret protections, and collaboration agreements with domestic and international corporations, universities and research institutions. We are the exclusive licensee for the following six (6) UCLA TDG issued patents:

U.S. Patent No.	Summary	Date Issued	Expiration Date

7833968	Pharmaceutical compositions for treating or preventing bone conditions	11/16/2010	5/20/2026

9447155	Isoform NELL-1 peptide	9/20/2016	11/7/2033

9511115	Pharmaceutical compositions for treating or preventing bone conditions	12/6/2016	2/16/2026

9974828	Isoform NELL-1 peptide	5/22/2018	3/24/2030

10335458	Pharmaceutical compositions for treating or preventing bone conditions	7/2/2019	2/16/2026

11000570	Isoform NELL-1 peptide	5/11/2021	6/13/2030

These patents will expire between 2026 through 2033. We may be entitled to obtain a patent term extension or extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. Although such extensions may be available, the life of a patent and the protection it affords is by definition limited.

Government Regulation

The manufacturing and marketing of any product which we may formulate with our technologies as well as our related research and development activities are subject to regulation for safety, efficacy and quality by governmental authorities in the U.S. and other countries. We anticipate these regulations will apply separately to each product. We believe that complying with these regulations will involve a considerable level of time, expense and uncertainty.

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

Non-clinical Trials

Non-clinical testing includes laboratory evaluation of chemistry and formulation as well as tissue culture and animal studies to assess the safety and potential efficacy of the product. Non-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. Non-clinical testing is inherently risky and the results can be unpredictable or difficult to interpret. The results of non-clinical testing are submitted to the FDA as part of an investigational device exemption (“IDE”) and are reviewed by the FDA prior to the commencement of clinical trials. Unless the FDA objects to an IDE, clinical studies may begin 30 days after the IDE is submitted. We have relied and intend to continue to rely on third-party contractors to perform non-clinical trials.

Clinical Trials

Our first-in-man pilot clinical study, with the first patient enrolled in 2024, will evaluate the safety and effectiveness of NB1 in adult subjects with DDD at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level who undergo transforaminal lumbar interbody fusion. The multi-center, prospective, randomized trial will consist of up to 30 patients in Australia, with the primary end-point of fusion success at 12 months and change from baseline in the Oswestry Disability Index pain score. We anticipate completing the trial 12 months after enrolling the 30th patient.

Our clinical, and regulatory strategy involves a well-established pathway to success. We intend to use the pilot clinical study data from Australia to enable our larger U.S. pivotal clinical study, prior to submission of a PMA to the FDA.

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. In Australia, the efficacy, quality, safety and timely availability of medical devices in Australia is governed by the Therapeutic Goods Administration (the “TGA”), through the Therapeutic Goods Act 1989. The approval process for commencing pilot studies resides with the TGA and the Human Research Ethics Committee. In the United States, each protocol must be submitted to the FDA prior to its conduct. Further, each clinical study must be conducted under the auspices of an independent institutional data monitoring committee. The institutional data monitoring committee will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The drug product used in clinical trials must be manufactured according to the FDA’s current Good Manufacturing Practices.

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

Post-Approval Regulation

Medical device products manufactured or distributed pursuant to FDA clearance are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are also continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of marketing authorization. For example, the FDA may require post-marketing testing and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, medical device manufacturers and other entities involved in the design, manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMPs requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMPs compliance.

Once approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions. Other potential consequences include, but are not limited to:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Devices may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In addition, products, if deemed adulterated, can lead to serious consequences as set forth above as well as civil and criminal penalties.

Manufacturing, sales, promotion and other activities of medical devices following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments and governmental agencies.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of devices that are granted FDA marketing approval. If we obtain FDA approval for our product candidates, arrangements with providers, consultants, third-party payors, and customers will be subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations. Restrictions under applicable federal and state healthcare laws include and are not limited to the U.S. federal Anti-Kickback Statute; the federal civil and criminal false claims laws, including the civil U.S. False Claims Act, and civil monetary penalties laws; the federal false statements statute; the anti-inducement law; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations; the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the U.S. Patient Protection and Affordable Care Act, as amended by the U.S. Health Care and Education Reconciliation Act, collectively, the Affordable Care Act; federal government price reporting laws; and analogous laws and regulations in other national jurisdictions and states, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Corporate Information

Our principal executive offices are located at 2 Burlington Woods Drive, Suite 100, Burlington, MA 01803 and our telephone number is (781) 552-4452. Our website address is www.bonebiologics.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report.

Item 1A. Risk Factors

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by us with the Securities and Exchange Commission (the “SEC”), could adversely affect our consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business operations, industry and financial results.

●	Risks Related to Our Financial Position and Capital Needs

○	We have a limited operating history.
○	Our long-term capital requirements are subject to numerous risks.
○	Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.
○	We have incurred losses since inception and we expect our operating expenses to increase in the foreseeable future.
○	We face a number of risks associated with the incurrence of substantial debt which could adversely affect our financial condition.

●	Risks Related to the Development and Regulatory Approval of our Product Candidates

○	Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
○	FDA regulation is costly and time consuming, which may delay or prevent us from commercializing our product candidates.
○	Any product candidate we advance into clinical trials may cause unacceptable adverse events.
○	Suspensions or delays in the commencement and completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product or generate product revenues.
○	We have limited resources to pursue product candidates and indications.
○	We may find it difficult to enroll patients in our clinical trials.
○	Any success in preclinical studies and early clinical trials does not predict the success of later trials; our product candidates may not have favorable results or receive regulatory approval.
○	Risks associated with operating in foreign countries could negatively affect our product development.
○	We may be unable to obtain regulatory approval in non-U.S. jurisdictions.
○	Even if our lead product candidate received regulatory approval, it may still face future development and regulatory difficulties.
○	The results of our clinical trials may not support our product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.

●	Risks Related to Our Dependence on Third Parties

○	We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.
○	We rely on third parties to supply raw materials for our product candidates and to conduct our preclinical and clinical trials.
○	We depend on third parties, including researchers, who are not under our control.
○	Business interruptions could adversely affect future operations, revenues, and financial conditions, and may increase our costs and expenses.
○	Our employees may engage in misconduct or other improper activities, which could cause significant liability for us and harm our reputation.

●	Risks Related to our Intellectual Property

○	Our ability to compete may be limited or eliminated if we are not able to protect our products.
○	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.
○	We may not be able to obtain patent protection to protect our product candidates and technology.
○	We must comply with our obligations under license agreements or risk losing rights that are important to our business.
○	We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates, and force us to pay damages.
○	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.
○	The terms of our patents may not be sufficient to effectively protect our product candidates and business.
○	Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.
○	If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.
○	We may incur substantial costs in legal proceedings or other actions relating to intellectual property rights.
○	If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

●	Risks Relating to Commercializing of our Lead Product Candidate and Future Product Candidates

○	Our commercial success and ability to generate revenue depends upon attaining significant market acceptance of our lead product candidate and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.
○	Our product candidates, if approved, may not be covered or adequately reimbursed by third-party payors.
○	Healthcare legislative measures aimed at reducing healthcare costs may negatively impact our business.

●	Risks Related to Our Business Operations

○	We operate in a highly competitive environment.
○	Our future success depends on the performance and continued service of our officers and directors.
○	Competitors could develop and/or gain FDA approval of our products for a different indication.
○	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
○	The impact of public health crises is difficult to predict and could materially and adversely affect our business and results of operations.
○	Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.
○	We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.
○	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
○	Our ability to use net operating losses to offset future taxable income may be subject to limitations.

●	Risks Related to Healthcare Compliance Regulations

○	If we or they are unable to comply with healthcare laws and regulations, we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.
○	The application of privacy provisions of HIPAA is uncertain.

●	Risks Related to Owning our Common Stock

○	The price of our common stock may fluctuate substantially.
○	Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
○	We may be unable to comply with the continued listing standards of the Nasdaq Stock Market LLC (“Nasdaq”).
○	We do not intend to pay cash dividends on our shares of common stock.
○	Our President and Chief Executive Officer and Chief Financial Officer have contractual rights to participate in future financings.
○	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	General Risk Factors

○	If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.
○	We may be at risk of securities class action litigation.
○	Market and economic conditions may negatively impact our business, financial condition and share price.
○	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.
○	Our governing documents and Delaware law have anti-takeover effects that could discourage, delay or prevent a change in control.
○	Provisions of our warrants could discourage an acquisition of us by a third party.
○	Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

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

We anticipate that we will need to raise substantial additional funds to achieve FDA approval, if possible, for a spine interbody fusion indication, including costs related to a pivotal clinical trial prior to marketing our first product. Our long-term capital requirements will depend on many factors, including, among others:

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

In addition, due to the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of expenses, or when or if we will generate revenue and ultimately be able to achieve or maintain profitability. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. If adequate funds are not available, we may be required to significantly reduce or refocus our development and commercialization efforts with regard to our delivery technologies and our proposed formulations and products.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2024, we incurred a net loss of $4.1 million and used net cash in operating activities of $4.1 million. Our available cash is expected to fund our operations up to the fourth quarter of 2025. In addition, our independent registered public accounting firm, in its audit report to the financial statements as of and for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. In order to have sufficient cash and cash equivalents to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses since inception and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and since inception to December 31, 2024 have incurred accumulated losses of approximately $85.0 million. We will continue to incur significant expenses for development activities for our lead product candidate NELL-1/DBM.

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

The FDA or another regulatory agency can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;

●	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the U.S., including our pilot clinical study which is being conducted in Australia;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the FDA may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or

●	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

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

We are conducting our pilot clinical study in Australia and may conduct future studies in countries outside of the U.S. Consequently, we are currently and may be subject in the future to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

In most countries in which we file patent applications, including the U.S., the term of an issued patent is twenty years from the earliest claimed filing date of a non-provisional patent application in the applicable country. With respect to any issued patents in the U.S., we may be entitled to obtain a patent term extension or extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. Although such extensions may be available, the life of a patent and the protection it affords is by definition limited. Even if patents covering our product candidates are obtained, we may be open to competition from other companies as well as generic products once the patent life has expired for a product. Our six currently issued patents are expected to expire on dates ranging approximately from 2026 through 2033, excluding any potential patent term extension or adjustment. Upon the expiration of our issued patents, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our technologies, platforms and product candidates. Moreover, we are a clinical stage entity in the process of completing our pilot clinical study. Because of the extensive time required for development, testing and regulatory review of a potential product, we are many years away from being able to commercialize our product candidates and it is possible that any related patents to our product candidates may expire before they can be commercialized or that such patents will remain in force for only a short period following commercialization, thereby reducing any significant protection or advantage of the patents.

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

We may not have rights under some patents or patent applications that may cover technologies that we use in our research, product candidates and particular uses thereof that we seek to develop and commercialize, as well as synthesis of our product candidates. Third parties may own or control these patents and patent applications in the United States and elsewhere. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or product candidate or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved devices, and coverage may be more limited than the purposes for which the device is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any device will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new devices, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the device and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost devices and may be incorporated into existing payments for other services. Net prices for devices may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of devices from countries where they may be sold at lower prices than in the U.S. No uniform policy for coverage and reimbursement exists in the U.S., and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved product that we develop could have a material adverse effect on our operating results, ability to raise capital needed to commercialize our product and overall financial condition.

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

As of December 31, 2024, we had federal net operating loss, or NOLs, carryforwards of approximately $34,585,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2037. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

Nasdaq requires that the trading price of listed stock remain above $1.00 in order for the stock to remain listed. If a listed stock trades below $1.00 for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing standards, including those regarding minimum stockholders’ equity, minimum publicly available shares, director independence and independent committee requirements and other corporate governance requirements. We recently regained compliance with Nasdaq’s listing standards, and Nasdaq will continue to monitor our compliance with its requirements. If we are unable to satisfy these standards, we could be subject to delisting, which would have a negative effect on the price of our common stock, impair your ability to sell or purchase our common stock or warrants when you wish to do so, and potentially cause you to lose the value of your investment in us. In the event of a delisting, we would expect to take actions to restore our compliance with the listing standards, but we can provide no assurance that any action we take to restore our compliance would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future noncompliance with the listing requirements.

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

As of December 31, 2024, management assessed the effectiveness of our internal controls over financial reporting, and based on that evaluation, they concluded that our internal controls and procedures were effective.

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

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Jumpstart Our Business Startups Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. These reporting requirements, rules, and regulations will make some activities more time-consuming and costly and may make it more difficult and more expensive for us to maintain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

We have not encountered cybersecurity challenges that have, or are reasonably likely to, materially impair our operations or financial standing.

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

Item 2. Properties

We lease our primary office, which is located at 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803, on a month to month lease.

Item 3. Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market

Our common stock, par value $0.001 per share, and certain warrants to purchase shares of common stock trade on The Nasdaq Capital Market under the symbols “BBLG” and “BBLGW,” respectively.

Holders

As of February 19, 2025, there were 22 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Repurchases of Equity Securities

None

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, we did not issue any shares in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering which have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

We were founded by University of California professors in collaboration with an Osaka University professor and a University of Southern California surgeon in 2004 as a privately-held company with proprietary, patented platform technology. Our platform technology has been validated in sheep and non-human primate models to facilitate bone growth. We believe our platform technology has application in delivering improved outcomes in the surgical specialties of spinal, orthopedic, general orthopedic, plastic reconstruction, neurosurgery, interventional radiology, and sports medicine. Lead product development and clinical studies are targeted on spinal fusion surgery, one of the larger segments in the orthopedic market.

We are a clinical-stage entity. The production and marketing of our products and ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by us must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend clinical trials.

Our success will depend in part on our ability to obtain and retain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by us will not be challenged, invalidated, rendered unenforceable, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us.

During 2024, we announced the treatment of the first patients in the multicenter, prospective, randomized pilot clinical study of our NB1 bone graft device. NB1 is NELL-1 protein combined with demineralized bone matrix (DBM) to provide rapid, specific and guided control over bone regeneration.

The pilot clinical study will evaluate the safety and effectiveness, fusion success, pain, function improvement and adverse events of NB1 in up to 30 adult subjects who undergo transforaminal lumbar interbody fusion (TLIF) to treat degenerative disc disease (DDD). To be enrolled in the study, patients must have DDD at one level from L2-S1 and may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level. The study is being conducted in Australia. The study design was previously reviewed and agreed upon by the FDA’s Division of Orthopedic Devices in a Pre-submission to support progression to a pivotal clinical trial in the United States.

Appointment of Director

On October 16, 2024, the Company’s Board of Directors appointed Phillip Meikle to the Board of Directors. Mr. Meikle’s appointment followed Don Hankey’s resignation from the Board of Directors on October 1, 2024. Mr. Meikle received an initial option grant to purchase 9 shares of common stock under the Company’s 2015 Equity Incentive Plan at an exercise price of $1.88 per share. The initial director option grant vests and becomes exercisable on the date of the next annual meeting of the stockholders following the grant date. Mr. Meikle also received an annual director option grant to purchase 28,185 shares of common stock under the 2015 Equity Incentive Plan at an exercise price of $1.88 per share. The annual director option grant vests and becomes exercisable in four equal installments on December 17, 2024, March 19, 2025, June 19, 2025 and September 17, 2025.

ATM Offering

On September 27, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) with respect to an “at the market” offering program, under which we may, from time to time, in our sole discretion, issue and sell through Wainwright, acting as agent or principal, up to approximately $1,143,121 of shares of our common stock (the “ATM Facility”).

On December 13, 2024, we filed a prospectus supplement increasing the aggregate offering price that can be sold under the ATM Agreement by $535,176.

During the year ended December 31, 2024, we sold 857,242 shares of common stock through the ATM Facility for net proceeds of $1,112,202, after accounting for $205,256 in offering costs.

Subsequent to December 31, 2024, we sold 317,060 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

	Year ended December 31, 2024	Year ended December 31, 2023	% Change
Operating expenses
Research and development	$2,130,385	$6,907,824	(69.16)%
General and administrative	2,088,776	2,520,479	(17.13)%

Total operating expenses	4,219,161	9,428,303	(55.25)%

Loss from operations	(4,219,161)	(9,428,303)	(55.25)%

Change in fair value of warrant liability	51,081	892,693	(94.28)%

Legal settlement, net of insurance	-	(414,989)

Interest Income	55,660	1,868	2,879.66%

Net loss	$(4,112,420)	$(8,948,731)	(54.04)%

Research and Development

Our research and development expenses decreased from $6,907,824 during the year ended December 31, 2023, to $2,130,385 during the year ended December 31, 2024. A decrease of $4,777,439. This decrease can be attributed to the significant expenses incurred in the year ended December 31, 2023 to produce the NELL-1 protein necessary for our initial clinical study. Moving forward, we anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative expenses decreased from $2,520,479 during the year ended December 31, 2023, to $2,088,776 during the year ended December 31, 2024. A decrease of $431,703. This decrease can mainly be attributed to legal expenses stemming from litigation matters in the year ended December 31, 2023.

Change in fair value of warrant liability

In October 2022, we completed a public equity offering, which included the issuance of 54,174 warrants. The warrants provide for a Black Scholes value calculation in the event of certain transactions (“Fundamental Transactions,” as defined), which includes a floor on volatility utilized in the value calculation at 100% or greater. We have determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, we have classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at December 31, 2024.

Legal settlement, net of insurance

On January 10, 2024, we entered into a Settlement Agreement and Mutual General Release (the “Agreement”) with Drs. Bessie (Chia) Soo and Kang (Eric) Ting, on the one hand (the “plaintiffs”), and the Company and Stephen LaNeve on the other hand, in settlement of the claims for breach of contract and tortious interference with contract.

The Agreement was effective as of January 9, 2024. We had certain indemnification obligations to Mr. LaNeve arising out of actions taken in connection with his service to the Company. Under the Agreement, we agreed to pay the plaintiffs $750,000, and on February 7, 2024, we paid $414,989, and our insurance carrier paid $335,011 for the total settlement.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to December 31, 2024 have incurred accumulated losses of approximately $85.0 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $4.7 million. The accompanying consolidated financial statements for the year ended December 31, 2024 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $4.1 million, and used net cash in operating activities of $4.1 million during the year ended December 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s December 31, 2024, audited financial statements, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The 781,251 warrants have an exercise price of $2.43 per share, and were exercisable immediately for a term of five years. The 662,251 pre-funded warrants have an exercise price of $0.001 per share and were exercisable immediately until fully exercised.

During the three months ended March 31, 2024, 363,251 pre-funded warrants were exercised and 363,251 shares of common stock were issued. During the three months ended June 30, 2024, the balance of 299,000 pre-funded warrants were exercised and 299,000 shares of common stock were issued.

In addition, warrants to purchase 46,875 shares of common stock were issued to Wainwright, in connection with the March 2024 offering. The warrants issued to Wainwright have an exercise price of $3.20 per share and were exercisable immediately upon issuance and for a term of five years.

August 2024 Warrant Inducement

On August 2, 2024, existing warrants to purchase 781,251 shares of common stock issued in March 2024, were exercised for cash at the exercise price of $2.43 per share, for gross proceeds of $1,898,440. As an inducement for the warrant holders to exercise the existing warrants for cash, new warrants to purchase 1,562,502 shares of common stock (the “Inducement Warrants”) were issued to the warrant holders for gross proceeds of $195,313. The proceeds received from the exercise of the 781,251 existing warrants, and the issuance of the Inducement Warrants, net of cash costs of $287,233, was $1,806,520.

The Inducement Warrants have an exercise price of $2.00 per share and were immediately exercisable upon issuance. 781,251 of the Inducement Warrants expire on February 2, 2026, and 781,251 of the Inducement Warrants expire on August 2, 2029.

In addition, warrants to purchase 46,875 shares of common stock were issued to Wainwright, in connection with the August 2024 warrant inducement. The warrants issued to Wainwright have an exercise price of $3.35 per share and were exercisable immediately upon issuance and for a term of five years.

September 2024 ATM Offering

On September 27, 2024, the Company entered into the ATM Agreement with Wainwright with respect to the ATM Facility.

On December 13, 2024, the Company filed a prospectus supplement increasing the aggregate offering price that can be sold under the ATM Agreement by $535,176.

During the year ended December 31, 2024, the Company sold 857,242 shares of common stock through the ATM Facility for net proceeds of $1,112,202, after accounting for $205,256 in offering costs.

Subsequent to December 31, 2024, the Company sold 317,060 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

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

As of December 31, 2024 and 2023, we had cash of $3,325,131 and $3,026,569, respectively.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2024 and 2023:

Operating activities

During the year ended December 31, 2024 and 2023, cash used in operating activities was $4,124,935 and $9,555,904 respectively. Cash expenditures for the year ended December 31, 2024 decreased primarily due to production in 2023 of our NELL-1 protein as we prepared for our pilot clinical study.

Financing activities

During the year ended December 31, 2024, cash provided by financing activities of $4,423,497 resulted from the net proceeds of our March 2024 public offering of common stock units, August Warrant Inducement and proceeds from the ATM Facility. During the year ended December 31, 2023, cash provided by financing activities of $5,044,161 resulted from the net proceeds of our July and November 2023 public offerings of common stock units.

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

Research and Development Costs

Research and development costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include, but are not limited to, payroll and other personnel expenses, consultants, expenses incurred under agreements with contract research and manufacturing organizations and animal clinical investigative sites and the cost to manufacture clinical trial materials.

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

Recently Issued Accounting Standards

See discussion in Note 2 to the consolidated financial statements for the year ended December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Item 15. “Exhibits and Financial Statements Schedules” contained in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the assessment using those criteria, management concluded that as of December 31, 2024, our internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table sets forth certain information regarding our directors and executive officers as of February 19, 2025:

Name	Age	Position
Jeffrey Frelick	59	Chief Executive Officer and President
Deina H. Walsh	60	Chief Financial Officer
Bruce Stroever	75	Chairman of the Board of Directors
Siddhesh Angle	41	Director
Robert Gagnon	50	Director
Phil Meikle	61	Director

Jeffrey Frelick: Chief Executive Officer and President

Jeffrey Frelick serves as our President and Chief Executive Officer, bringing more than 35 years of leadership, operational, and investment experience in the life science industry. He joined Bone Biologics in 2015 as our Chief Operating Officer and assumed his current role in June 2019. Prior to Bone Biologics, Mr. Frelick spent 15 years on Wall Street as a sell-side analyst following the med-tech industry at investment banks Canaccord Genuity, ThinkEquity and Lazard. He also previously worked at Boston Biomedical Consultants where he provided strategic planning assistance, market research data and due diligence for diagnostic companies. He began his career at Becton Dickinson in sales and sales management positions after gaining technical experience as a laboratory technologist with Clinical Pathology Facility. Mr. Frelick received a B.S. in Biology from University of Pittsburgh and an M.B.A. from Suffolk University’s Sawyer Business School.

Deina H. Walsh: Chief Financial Officer

Deina Walsh has served as our Chief Financial Officer since November 2014. She is a certified public accountant and was the owner/founder of DHW CPA, PLLC, a public accounting firm. Prior to forming her firm, Ms. Walsh spent 13 years at a public accounting firm where, as a partner, she was actively responsible for leading firm audit engagements of publicly held entities in accordance with PCAOB standards and compliance with SEC regulations, including internal control requirements under Section 404 of the Sarbanes-Oxley Act. Ms. Walsh had a global client base including entities throughout the United States, Canada and China. These entities encompass a diverse range of industries including manufacturing, wholesale, life sciences, pharmaceuticals, and technology. Her experience includes work with start-up companies and well-established operating entities. She has assisted many entities seeking debt and equity capital. Areas of specialty include mergers, acquisitions, reverse mergers, consolidations, complex equity structures, foreign currency translations and revenue recognition complexities. Ms. Walsh has an Associates of Science Degree in Business Administration from Monroe Community College and a Bachelor of Science Degree in Accounting from the State University of New York at Brockport.

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

Phil Meikle: Director

Mr. Meikle is a seasoned healthcare executive with over 32 years of orthopedic and spine industry experience. He founded Biosystems of New England, Inc. in 1992 and has served as CEO and President since. He has broad experience representing diverse and innovative orthopedic industry companies in developing and distributing innovative products. He sold his company to Stryker in 2019 and has served as a Stryker consultant for the past five years.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Corporate Governance

Our Board of Directors consists of four members: Bruce Stroever, Sid Angle, Robert Gagnon and Phil Meikle.

Director Independence

The listing standards of Nasdaq require that a majority of our Board of Directors be independent. No director will qualify as independent unless the board affirmatively determines that the director has no relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon the Nasdaq listing standards and applicable SEC rules and regulations, our Board of Directors has determined that each of Bruce Stroever, Sid Angle, Robert Gagnon and Phil Meikle are independent.

Board Leadership Structure and Role in Risk Oversight

The Board believes it is important to select the Company’s Chairman and Chief Executive Officer in the manner it considers in the best interests of the Company at any given time. The Board has elected a Chairman of the Board who is different from the Company’s Chief Executive Officer.

The Board currently is comprised of individuals who are independent from the management of the Company. The Board and its committees meet regularly throughout the year to assure that the independent directors are well briefed and informed with regard to the Company’s affairs. Independent directors have unfettered access to any employee within the Company and are encouraged to call upon whatever employee he deems fit to secure the information each director feels is important to their understanding of our Company. In this fashion, we seek to maintain well informed, independent directors who are prepared to make informed decisions regarding our business affairs.

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

Audit Committee

The Audit Committee is responsible for overseeing: (i) our accounting and reporting practices and compliance with legal and regulatory requirements regarding such accounting and reporting practices; (ii) the quality and integrity of our financial statements; (iii) our internal control and compliance programs; (iv) our independent auditors’ qualifications and independence and (v) the performance of our independent auditors. In so doing, the Audit Committee maintains free and open means of communication between our directors and management. The Board of Directors has determined that each member of the Audit Committee, consisting of Bruce Stroever, Robert E. Gagnon (Chair), and Sid Angle, meets the independence and financial literacy requirements applicable to audit committee members under the Nasdaq listing standards and SEC rules. The Board of Directors has further determined that Mr. Gagnon qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

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

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Insiders, who include our directors, executive officers, and certain employees who we may designate from time to time (the “Designated Individuals”), may buy and sell our stock within an open “window period,” which begins on the first trading day after the release of the Company’s quarterly or annual financial results for that particular quarter and ends on the 14th day prior to the close of the next fiscal quarter. Designated Individuals are prohibited from purchasing or selling our stock if they are in possession of material non-public information, even if it is within the open “window period.” We reserve the right to impose event-specific black-out periods if we deem certain employees or groups to be in possession of non-public information regarding potentially significant matters, regardless of if it is an open “window period” and we may do so with little or no notice. Employees subject to an event-specific black-out period will be notified by our Chief Financial Officer.

Anti-Hedging Policy

Our insider trading policy prohibits directors, officers and employees from engaging in transactions that hedge or offset any decrease in the market value of equity securities granted as compensation.

Item 11. Executive Compensation

Summary Compensation Table

As a smaller reporting company under the Exchange Act, we are providing the following executive compensation information in accordance with the scaled disclosure requirements of Regulation S-K.

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by named executive officers:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total Compensation ($)

Jeffrey Frelick, Chief Executive Officer and President	2024	$300,000	$30,788	$54,109	$-	$384,897
	2023	$300,000	$51,600	$25,000	$-	$376,600

Deina Walsh, Chief Financial Officer	2024	$200,000	$15,394	$27,054	$-	$242,448
	2023	$200,000	$25,900	$12,500	$-	$238,300

(1)	Represents the grant date fair value of the option award, calculated in accordance with FASB ASC 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards for 2024 are set forth in Note 8 of the financial statements included with this Form 10-K.
(2)	The amounts shown in this column reflect performance-based cash awards earned during the applicable fiscal year under our executive compensation program.

Annual Performance-Based Awards

The Company has an annual performance-based cash award program for our executive officers, which is designed to reinforce the Company’s goals and strategic initiatives, and reward our executive officers for meeting objective performance goals for a fiscal year. The annual performance-based awards are determined by the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the Compensation Committee and our Board of Directors. For each of the fiscal years ended December 31, 2024 and 2023, annual bonuses were based on achievement of Company goals related to clinical development objectives, business development goals, capital raising and certain investor goals. The target award opportunity under the annual performance-based award program for each of the fiscal years ended December 31, 2024 and 2023 as a percentage of base salary was 50% for Mr. Frelick and 25% for Ms. Walsh.

Following the Compensation Committee’s review of the achievement of corporate and individual performance for the fiscal year ended December 31, 2024, the Compensation Committee awarded Mr. Frelick $54,109 in cash and options to purchase 54,110 shares of common stock and Ms. Walsh $27,054 in cash and options to purchase 27,054 shares of common stock, respectively. For fiscal year ended December 31, 2023, the Compensation Committee awarded Mr. Frelick $25,000 in cash and options to purchase 25,000 shares of common stock and Ms. Walsh $12,500 in cash and options to purchase 12,500 shares of common stock, respectively.

Employment Agreements with Consultants and Named Executive Officers

Jeffrey Frelick – Chief Executive Officer and President

On March 12, 2024, the Company entered into an amended and restated letter agreement, effective as of January 1, 2024 (the “Frelick Agreement”), with Jeffrey Frelick, to serve as the Company’s Chief Executive Officer with an annual salary of $300,000. The Frelick Agreement automatically renews for successive one-year periods on January 1st of each calendar year, unless either party provides notice of non-renewal to the other no later than July 9th during any term. Under the terms of the amended and restated agreement, Mr. Frelick is eligible to receive a transaction bonus of 1% to 2% of the transaction value depending on the size of the transaction in the event the Company is acquired. The Frelick agreement contains standard restrictive covenants, including non-competition and non-solicitation, and terms and conditions customarily found in similar agreements.

Pursuant to the Frelick Agreement, he is eligible to earn an annual target bonus of 50% of his base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the Board, or the Compensation Committee (after considering any input or recommendations from Mr. Frelick) within 60 days of the beginning of each calendar year during Mr. Frelick’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Mr. Frelick must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than 50% of Mr. Frelick’s base salary. In the event of Mr. Frelick’s termination without cause, Mr. Frelick is entitled to receive any unpaid salary and expenses, a payment equal to 12 months of his base salary, a pro-rated annual bonus at the Board’s discretion, and a continuation of benefits for 12 months. To allow Mr. Frelick to prevent or mitigate dilution of his equity interests in the Company, in connection with each financing, Mr. Frelick will be provided an opportunity to invest in the Company such that his interest, at his option, remains undiluted or partially diluted.

Deina Walsh – Chief Financial Officer

On December 17, 2021, the Company entered into an employment agreement with Ms. Walsh, effective January 3, 2022, to serve as the Company’s full-time Chief Financial Officer with an annual salary of $200,000. Ms. Walsh’s employment agreement has an indeterminate term and is at will.

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

On March 12, 2024, the Company entered into an amendment (the “Amendment”) to the letter agreement between the Company and Ms. Walsh, dated December 17, 2021. The Amendment became effective as of March 11, 2024. Under the terms of the Amendment, Ms. Walsh is eligible to receive a transaction bonus of 0.5% to 1% of the transaction value depending on the size of the transaction in the event the Company is acquired.

Stock Options

On January 15, 2025, Mr. Frelick received a stock option grant whereby he is entitled to purchase 54,110 shares of common stock at an exercise price of $0.9678. The stock options vested immediately and expire on January 15, 2027. In the event Mr. Frelick is terminated prior to January 15, 2027, any unexercised portion of this this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 15, 2027.

On January 15, 2025, Ms. Walsh received a stock option grant whereby she is entitled to purchase 27,055 shares of common stock at an exercise price of $0.9678. The stock options vested immediately and expire on January 15, 2027. In the event Ms. Walsh is terminated prior to January 15, 2027, any unexercised portion of this this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 15, 2027.

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

Outstanding Equity Awards at Fiscal Year End

Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
(a)	(b)	(e)	(f)
Jeffrey Frelick, Chief Executive Officer and President	25,000	$3.61	January 17, 2026
	158	$57.60	January 25, 2025
	45	$12,300.00	May 26, 2026
	174	$9,540.00	December 27, 2025
Deina Walsh, Chief Financial Officer	12,500	$3.61	January 17, 2026
	79	$57.60	January 25, 2025

Director Compensation

As a smaller reporting company under the Exchange Act, we are providing the following director compensation information in accordance with the scaled disclosure requirements of Regulation S-K.

The following table shows information regarding the compensation earned during the year ended December 31, 2024 by the members of our Board.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Bruce Stroever	$31,705	$49,406	$81,111
Don Hankey(2)(3)	-		-
Sid Angle	30,000	49,406	79,406
Robert Gagnon(4)	30,000	62,034	92,034
Phil Meikle(5)	4,264	27,987	32,251
Erick Lucera(6)	-	-	-

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions that will be disclosed in our consolidated financial statements for the fiscal year 2024. The following table provides information regarding equity awards held by each independent non-employee director as of December 31, 2024:

Name	Stock Options Outstanding (#)
Bruce Stroever	41,638
Don Hankey	-
Sid Angle	41,722
Robert Gagnon	38,728
Phil Meikle	28,194
Erick Lucera	5,649

(2)	Non-independent director. No compensation paid per our Non-Employee Director Compensation Policy.

(3)	Resigned effective October 1, 2024.

(4)	Appointed January 8, 2024.

(5)	Appointed October 16, 2024.

(6)	Resigned effective January 8, 2024.

The Board adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) as follows:

Annual Cash Compensation

Each member of the Board who (i) is an independent director under applicable Nasdaq Listing Rules, except that the amount of compensation as referred to in the Nasdaq Rule 5605 shall not exceed $10,000 per year and/or (ii) does not beneficially own, or is not a director or executive officer of an entity which beneficially owns, 5% or more of the Company’s common stock (each such member an, “Independent Director”) will receive compensation set forth below for service on the Board. The annual cash compensation amounts will be payable in equal quarterly installments, in arrears following the end of each quarter in which the service occurred, pro-rated for any partial months of service. All annual cash fees are vested upon payment.

1.	Annual Board Service Retainer:

a.	All Independent Directors other than the Board Chair: $25,000
b.	Independent Director who is the Board Chair: $35,000

2.	Annual Committee Chair Service Retainer (in addition to Annual Board Service Retainer):

a.	Chairman of the Audit Committee: $5,000
b.	Chairman of the Compensation Committee: $5,000
c.	Chairman of the Corporate Governance Committee: $5,000

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

(a) Automatic Equity Grants.

(i) Initial Grant for New Directors. Without any further action of the Board, each person who, after the Effective Date, is elected or appointed for the first time to be an Independent Director will automatically, upon the date of his or her initial election or appointment to be an Independent Director, be granted a Nonstatutory Stock Option to purchase 9 shares of common stock (the “Initial Grant”), regardless of when such person is elected or appointed to the Board. Each Initial Grant will fully vest on the date of the annual meeting of the stockholders of the Company (“Annual Meeting”) next following the Initial Grant.

(ii) Annual Grant. Without any further action of the Board, at the close of business on the date of each Annual Meeting following the Effective Date, each person who is then an Independent Director will automatically be granted to a Nonstatutory Stock Option to purchase a number of shares of common stock having an option value (calculated on the date of grant) of $50,000 (the “Annual Grant”). Each Annual Grant will vest in a series of four successive equal quarterly installments over the one-year period measure from the date of grant.

(iii) Pro-rated Annual Grant. If a person is elected or appointed to the Board at a time other than at the annual stockholder meeting, then on the date of such election or appointment, the person will be automatically, and without further action by the Board, granted an Annual Grant covering a pro-rated number of shares of common stock pursuant to the Director Compensation Policy.

Policies and Practices Related to the Grant of Certain Equity Awards

We have adopted a policy governing the grant of equity awards in order to create a framework for the consistent process for the granting of equity awards and to ensure the integrity and efficiency of our equity award process. Equity awards, including stock options, are granted in accordance with a predetermined schedule. Initial grants of equity awards, including stock options, to newly appointed Independent Directors are granted as of the date of the Independent Director’s appointment to the Board. Annual grants of equity awards, including stock options, to Independent Directors are made at the close of business on the date of each annual meeting of stockholders. Equity awards, including stock options, to executive officers are granted on the third Wednesday in the month of January, or as soon as reasonably practicable thereafter.

Our Compensation Committee does not purposely accelerate or delay the public release of material information in order to allow the award recipient to benefit from a more favorable stock price. Management advises the Compensation Committee and the Board whenever it is aware that material non-public information is planned to be released to the public in close proximity to the grant date of any equity award, including stock options.

During the fiscal ended December 31, 2024, we did not grant any equity awards, including stock options, in the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material non-public information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of shares subject to currently outstanding equity awards, their weighted-average exercise price, and the number of shares available for future grants under our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	194,484	$42.14	435,005
Equity compensation plans not approved by security holders	-	-	-
Total	194,484	$42.14	435,005

Security Ownership of Management and Certain Beneficial Owners [I will update closer to filing]

The following table sets forth information, as of February 19, 2025, regarding the beneficial ownership of our common stock by:

●	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;
●	each of our directors and director nominee;
●	each of our named executive officers; and
●	all directors and executive officers as a group.

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

Name of Beneficial Owner or Identity of Group	Shares(1)		Percentage

5% or greater stockholders:

Executive Officers and Directors(2):

Jeffrey Frelick	81,638	(3)	2.4%
Sid Angle	26,365	(4)	*
Bruce Stroever	26,281	(5)	*
Deina H. Walsh	41,509	(6)	1.3%
Robert E. Gagnon	23,371	(7)	*
Phil Meikle	14,102	(8)	*

Total Officers and Directors as a Group (6 persons)	213,266	(9)	6.1%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Based on 3,271,042 outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable within 60 days from our report date.
(2)	Except as indicated by footnote, the address for our executive officers and directors is 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803.
(3)	Includes 79,500 shares underlying stock options exercisable within 60 days.
(4)	Includes 26,365 shares underlying stock options exercisable within 60 days.
(5)	Includes 26,281 shares underlying stock options exercisable within 60 days.
(6)	Includes 39,634 shares underlying stock options exercisable within 60 days.
(7)	Includes 23,371 shares underlying stock options exercisable within 60 days.
(8)	Includes 14,092 shares underlying stock options exercisable within 60 days.
(9)	Consists of 4,026 shares and 209,240 shares underlying stock options exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2023, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

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

Director Independence

Our Board of Directors consists of four members: Bruce Stroever, Sid Angle, Robert Gagnon and Phil Meikle. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that all directors qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2) and pursuant to applicable provisions of the Exchange Act, Based upon the Nasdaq listing standards and applicable SEC rules and regulations, and that Erick Lucera, who resigned from our board effective January 8, 2024, was independent during his service on the Board of Directors. Don Hankey, who resigned effective October 1, 2024, did not qualify as “independent” under applicable Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he was the CEO and Chairman of the Hankey Group. Hankey Capital, LLC is part of the Hankey Group, and a significant shareholder of the Company. In making such determinations, our Board of Directors considered the relationships that each of our directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each director.

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

The following tables set forth the aggregate fees billed to us by Weinberg & Company, P.A. during the years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees	$89,108	$121,437
Audit Related Fees	89,620	19,310
Tax fees	-	-
All other fees	-	-
Total	$178,728	$140,747

Audit Fees

Audit fees during the years ended December 31, 2024 and 2023 were for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of our quarterly financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

All Other Fees

There were no fees billed to us by Weinberg & Company, P.A. for services not set forth above.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by reference (unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc.	8-K	000-53078	2.1	September 25, 2014

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014	8-K	000-53078	2.2	September 25, 2014

3.1	Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	000-53078	3.1(i)	September 25, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	000-53078	3.1	October 15, 2021

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	001-40899	3.1	June 6, 2023

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	001-40899	3.1	December 18, 2023

3.5	Amended and Restated Bylaws of Bone Biologics Corporation	8-K	001-40899	3.1	March 8, 2022

3.6	Amendment No. 1 to the Amended and Restated Bylaws of Bone Biologics Corporation	8-K	001-40899	3.1	October 24, 2023

4.1	Warrant Agent Agreement between the Company and Equiniti Trust Company dated as of October 13, 2021	8-K	000-53078	4.1	October 15, 2021

4.2	Form of Warrant (October 2021)	S-1	333-276771	4.2	January 30, 2024

4.3	Form of Representative’s Warrant (October 2021)	8-K	000-53078	1.1	October 15, 2021

4.4	Warrant Agent Agreement between the Company and Equiniti Trust Company dated as of October 7, 2022	8-K	001-40899	4.1	October 11, 2022

4.5	Form of Series A Warrant (October 2022)	S-1	333-276771	4.5	January 30, 2024

4.6	Form of Series B Warrant (October 2022)	S-1	333-276771	4.6	January 30, 2024

4.7	Form of Series C Warrant (October 2022)	S-1	333-276771	4.7	January 30, 2024

4.8	Form of Representative’s Warrant (October 2022)	8-K	001-40899	1.1	October 11, 2022

4.9	Form of Warrant (November 2023)	S-3	333-276412	4.1	January 5, 2024

4.10	Form of Placement Agent Warrant (November 2023)	8-K	001-40899	4.2	November 20, 2023

4.11	Form of Warrant dated March 6, 2024	8-K	001-40899	4.1	March 6, 2024

4.12	Form of Placement Agent Warrant dated March 6, 2024	8-K	001-40899	4.3	March 6, 2024

4.13	Form of New Warrant dated August 2, 2024	8-K	001-40899	4.1	August 2, 2024

4.14	Form of Placement Agent Warrant dated August 2, 2024	8-K	001-40899	4.2	August 2, 2024

4.15	Description of Securities	10-K/A	001-40899	4.5	November 20, 2023

10.1+	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation	8-K	000-53078	10.4	September 25, 2014

10.2+	Form of Indemnification Agreement	S-1	333-276771	10.2	January 30, 2024

10.3+	Amended and Restated Employment Agreement, dated January 1, 2024, by and between Bone Biologics Corporation and Jeffrey Frelick	10-Q	001-40899	10.2	May 14, 2024

10.4+	Employment Agreement dated December 17, 2021 between the Company and Deina Walsh	8-K	001-40899	10.1	December 22, 2021

10.5+	Amendment No. 1 to Employment Agreement dated December 17, 2021 between the Company and Deina Walsh	10-Q	001-40899	10.3	May 14, 2024

10.6+	Form of Professional Services Agreement, dated January 8, 2016, by and between the Company and the Founders	8-K	000-53078	10.1	January 11, 2016

10.7+	Bone Biologics Corporation Non-Employee Director Compensation Policy	8-K	000-53078	10.1	January 4, 2016

10.8+	Bone Biologics Corporation 2015 Equity Incentive Plan	8-K	000-53078	10.3	January 4, 2016

10.9+	First Amendment to the Bone Biologics Corporation 2015 Equity Incentive Plan	Schedule 14A	001-40899	Appendix B	August 3, 2023

10.10+	Form of Stock Option Grant Notice and Option Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan	8-K	000-53078	10.4	January 4, 2016

10.11+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	8-K	000-53078	10.5	January 4, 2016

10.12	Option Agreement for the Distribution and Supply of Sygnal™ dated as of February 24, 2016	8-K	000-53078	10.3	February 26, 2016

10.13	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California	8-K	000-53078	10.1	April 16, 2019

10.14	First Amendment to the Amended License Agreement dated August 13, 2020 between the Company and the Regents of the University of California	S-1/A	333-257484	10.40	October 7, 2021

10.15	Third Amendment to the Amended License Agreement dated June 8, 2022 between the Company and the Regents of the University of California	8-K	001-40899	10.1	June 9, 2022

10.16	Supply and Development Support Agreement dated March 3, 2022 between the Company and Musculoskeletal Transplant Foundation, Inc.	10-K	001-40899	10.30	March 15, 2022

10.17	Form of Securities Purchase Agreement dated March 4, 2024	8-K	001-40899	10.1	March 6, 2024

10.18	Form of Inducement Letter Agreement dated August 1, 2024	8-K	001-40899	10.1	August 2, 2024

10.19	At The Market Offering Agreement, dated September 27, 2024, by and between Bone Biologics Corporation and H.C. Wainwright & Co., LLC	8-K	001-40899	1.1	September 27, 2024

19.1*	Bone Biologics Corporation Insider Trading Policy	—	—	—	—

21.1*	List of Subsidiaries	—	—	—	—

23.1*	Consent of Independent Registered Public Accounting Firm, Weinberg & Company, P.A.	—	—	—	—

24*	Power of Attorney (included in signature page hereto)	—	—	—	—

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2024.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2024.	—	—	—	—

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

97	Policy for the Recovery of Erroneously Awarded Compensation	Form 10-K	001-40899	97	February 21, 2024

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104*	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

+ Management contract or compensatory arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2025	BONE BIOLOGICS CORPORATION

	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Jeffrey Frelick
Jeffrey Frelick	Chief Executive Officer (Principal Executive Officer)	February 26, 2025

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025

/s/ Bruce Stroever
Bruce Stroever	Director	February 26, 2025

/s/ Robert Gagnon
Robert Gagnon	Director	February 26, 2025

/s/ Siddhesh Angle
Siddhesh Angle	Director	February 26, 2025

/s/ Phillip Meikle
Phillip Meikle	Director	February 26, 2025

Bone Biologics Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2024, the Company incurred a net loss of $4.1 million and used cash in operating activities of $4.1 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for warrant inducement

As described in Note 6 to the financial statements, during 2024, as an inducement for warrant holders to exercise existing warrants for cash, the Company issued additional new warrants (the “Inducement Warrants”) to the warrant holders. As a result of the inducement and subsequent exercise, management determined the incremental fair value provided to the holders was $3.2 million, which was recorded as a non-cash deemed dividend.

We identified auditing the accounting for the warrant inducement as a critical audit matter due to the significant judgements used by management in determining the presentation and valuation of the Inducement Warrants. This required a high degree of auditor judgment and increased auditor effort in auditing the presentation and valuation of the warrants.

The primary procedures we performed to address this critical audit matter included:

●	Inspecting the agreements related to the Inducement Warrants to identify relevant terms and conditions that affect the accounting for the Inducement Warrants.
●	Evaluating the reasonableness of the conclusions made by management related to the accounting treatment for Inducement Warrants, including management’s consideration of relevant accounting standards.
●	We developed an independent expectation of the deemed dividend related to the warrant inducement and compared our independent expectation to the Company’s estimate.

We have served as the Company’s auditor since 2017.

/s/Weinberg & Company, P.A.

Los Angeles, California

February 26, 2025

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets

Current Assets
Cash	$3,325,131	$3,026,569
Advances on research and development contract services	258,059	328,844
Prepaid insurance	268,179	372,350
Prepaid expenses	10,000	10,000
Total current assets	$3,861,369	$3,737,763
Total assets	$3,861,369	$3,737,763

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$373,042	$360,662
Research and development contract liabilities	-	-
Accrued legal settlement	-	414,989
Warrant liability	4,670	55,751

Total current liabilities	377,712	831,402
Total liabilities	377,712	831,402

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 2,953,982 and 534,238 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,953	534
Additional paid-in capital	88,502,082	83,814,785
Accumulated deficit	(85,021,378)	(80,908,958)

Total stockholders’ equity	3,483,657	2,906,361

Total liabilities and stockholders’ equity	$3,861,369	$3,737,763

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$-	$-

Operating expenses
Research and development	2,130,385	6,907,824
General and administrative	2,088,776	2,520,479

Total operating expenses	4,219,161	9,428,303

Loss from operations	(4,219,161)	(9,428,303)

Other income
Change in fair value of warrant liability	51,081	892,693
Interest income	55,660	1,868
Legal settlement, net of insurance	-	(414,989)
Total other income	106,741	479,572

Net loss	(4,112,420)	(8,948,731)

Deemed dividend on warrant inducements	(3,212,504)	-

Net loss attributable to common stockholders	$(7,324,924)	$(8,948,731)

Weighted average shares of common outstanding – basic and diluted	1,517,235	263,137

Loss per share – attributable to common stockholders, basic and diluted	$(4.83)	$(34.01)

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	63,820	64	77,907,471	(71,960,227)	5,947,308

Fair value of vested stock options	-	-	152,599	-	152,599

Proceeds from sale of common stock in public offering, net of offering costs $684,839	459,643	459	5,043,702	-	5,044,161

Exercise of warrants	10,775	11	(11)	-	-

Extinguishment of warrant liability upon exercise of warrants	-	-	711,024	-	711,024

Net Loss	-	-	-	(8,948,731)	(8,948,731)

Balance at December 31, 2023	534,238	534	83,814,785	(80,908,958)	2,906,361

Fair value of vested stock options	-	-	188,819	-	188,819

Options issued to settle accrued bonus	-	-	77,400	-	77,400

Proceeds from sale of common stock, warrants, and pre-funded warrants in public offering, net of offering costs of $495,227	119,000	119	1,503,994	-	1,504,113

Exercise of pre-funded warrants	662,251	662	-	-	662

Issuance of common shares from warrant inducement, net of costs of $287,233	781,251	781	1,805,739	-	1,806,520

Incremental value of warrant inducement	-	-	3,212,504	-	3,212,504

Deemed dividend on warrant inducement	-	-	(3,212,504)	-	(3,212,504)

Issuance of common shares from ATM, net of costs of $205,256	857,242	857	1,111,345	-	1,112,202

Net Loss	-	-	-	(4,112,420)	(4,112,420)

Balance at December 31, 2024	2,953,982	$2,953	$88,502,082	$(85,021,378)	$3,483,657

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2024	Year Ended December 31, 2023

Cash flows from operating activities
Net loss	$(4,112,420)	$(8,948,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	188,819	152,599
Change in fair value of warrant liability	(51,081)	(892,693)
Changes in operating assets and liabilities:
Advances on research and development contract services	70,785	251,066
Prepaid expenses and other current assets	104,171	(5,335)
Accounts payable and accrued expenses	89,780	255,876
Research and development contract liabilities	-	(783,675)
Accrued legal settlement	(414,989)	414,989

Net cash used in operating activities	(4,124,935)	(9,555,904)

Cash flows from financing activities
Proceeds from sale of common stock, warrants, and pre-funded warrants in public offering, net of offering costs	1,504,113	5,044,161
Exercise of pre-funded warrants	662	-
Proceeds from issuance of common shares under ATM offering, net of costs	1,112,202	-
Proceeds from issuance of common shares from warrant inducement, net of costs	1,806,520	-

Net cash provided by financing activities	4,423,497	5,044,161

Net increase (decrease) in cash	298,562	(4,511,743)

Cash, beginning of year	3,026,569	7,538,312
Cash, end of year	$3,325,131	$3,026,569

Supplemental information
Interest paid - related party	$-	$-
Income taxes paid	$-	$-

Non-cash financing activities
Options issued to settle accrued bonus	$77,400	$-
Deemed dividend – warrant inducement	$3,212,504	$-
Extinguishment of warrant liability upon exercise of warrants	$-	$711,024
Issuance of shares upon cashless exercise of warrants	$-	$11

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Notes to Consolidated Financial Statements

1. The Company, General Organization, and Going Concern and Liquidity

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

The Company is a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to the Company through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the U.S. FDA that NELL-1/DBM will be classified as a device/drug combination product that will require an FDA-approved pre-market approval (“PMA”) application before it can be commercialized in the United States.

The production and marketing of the Company’s products and its ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug and Cosmetic Act. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Going Concern and Liquidity

The Company has not generated any revenue from operations and since inception to December 31, 2024 has incurred accumulated losses of approximately $85.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $4.7 million. The accompanying consolidated financial statements for the year ended December 31, 2024 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $4.1 million and used net cash in operating activities of $4.1 million during the year ended December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2024, the Company had cash of $3.3 million. Available cash is expected to fund the Company’s operations up to the fourth quarter of 2025.

During 2024, the Company completed public offerings generating net proceeds to the Company of $4.4 million.

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

Segment Information

The Company’s Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of Bone Biologics Corporation.

Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses (see Note 9).

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

Significant estimates include the assumptions used in the accounting for potential liabilities, the valuation of the warrant liability, the valuation of debt and equity instruments, the valuation of stock options and warrants issued for services, and the realizability of the Company’s deferred tax assets. Actual results could differ from those estimates.

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

The fair value of financial instruments measured on a recurring basis was as follows as of December 31, 2024:

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$4,670	—	—	$4,670
Total liabilities at fair value	$4,670	—	—	$4,670

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the years ended December 31, 2024 as follows:

2024
Warrant liability
Balance as of beginning of period – December 31, 2023	$55,751
Change in fair value	(51,081)
Balance as of end of period – December 31, 2024	$4,670

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

Prepaid Expenses

At December 31, 2024, prepaid expenses consisted of prepaid insurance and prepaid services. Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense. The Company had $641,665 and $711,194 in prepaid expenses December 31, 2024 and 2023, respectively.

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

Patents and Licenses

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement as so amended, the “Amended License Agreement”) with the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). See Note 10 for commitments related to the Exclusive License Agreement. Patent expenses include costs to acquire the license of NELL-1, which was de minimis, and costs to file patent applications related to NELL-1.

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

Stock Based Compensation

Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions to employees and non-employees. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts were accrued as of December 31, 2024 and 2023.

Foreign Currency Translation

The consolidated financial statements are presented in the United States dollar, which is the functional and reporting currency of the Company.

The Company periodically incurs a cost or expense in a foreign jurisdiction denominated in a local currency. The Company purchases the required foreign currency to pay such cost or expense on an as-needed basis. Such cost or expense is converted into United States dollars for financial statement purposes based on the foreign currency conversion rate in effect on the transaction date. The Company purchases the requisite foreign currency to pay such cost or expense on an as-needed basis. For the years ended December 31, 2024 and 2023, any  gain or loss resulting from the purchase of the foreign currency has been de minimis.

During the years ended December 31, 2024 and 2023, the Company incurred various costs and expenses denominated in the Australian dollar (AUD), which were converted into United States dollars at the average rate of 0.6598 and 0.6645 AUD per United States dollar, respectively. As of December 31, 2024 and 2023, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date.

Net Loss per Common Share

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

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the years ended December 31, 2024 and 2023, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Warrants	1,854,096	197,844
Stock options	194,484	34,310
	2,048,580	232,154

New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. As of December 31, 2024, the Company has adopted ASU 2023-07. Adoption of the standard has not impacted our financial statements but has resulted in additional disclosures (See Note 9 – Segment Information).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

The Company’s management has evaluated all other recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

3. Research and Development

The Company has developed a stand-alone platform technology through significant laboratory and small and large animal research over more than ten years to generate the current applications across broad fields of use, including the completion of two preclinical sheep studies that demonstrated our recombinant NELL-1 (“rhNELL-1”) growth factor effectively promotes bone formation in a phylogenetically advanced spine model.

During 2024, the Company announced the treatment of the first patients in the multicenter, prospective, randomized pilot clinical study of our NB1 bone graft device. NB1 is NELL-1 protein combined with demineralized bone matrix (DBM) to provide rapid, specific and guided control over bone regeneration.

The pilot clinical study will evaluate the safety and effectiveness, fusion success, pain, function improvement and adverse events of NB1 in up to 30 adult subjects who undergo transforaminal lumbar interbody fusion (TLIF) to treat degenerative disc disease (DDD). To be enrolled in the study, subjects must have DDD at one level from L2-S1 and may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level. The study is being conducted in Australia. The study design was previously reviewed and agreed upon by the FDA’s Division of Orthopedic Devices in a Pre-submission to support progression to a pivotal clinical trial in the United States.

The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and other third parties related to our pilot clinical study.  During the years ended December 31, 2024 and 2023, research and development costs primarily associated with clinical trials involving the Company’s lead product candidate, totaled $2,130,385 and $6,907,824, respectively.  At December 31, 2024, the estimated remaining commitment under these agreements is approximately $370,991.

Research and development costs are summarized below based on the respective geographical regions where such costs are incurred.

	Years Ended December 31,
	2024	2023

United States	$1,478,785	$6,693,377
Australia	651,600	214,447
Total	$2,130,385	$6,907,824

4. Warrant Liability

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	December 31, 2024	December 31, 2023
Warrant liability:
Risk-free interest rate	4,28%	3.94%
Expected volatility	146.75%	136.25%
Expected life (in years)	2.78	3.78
Expected dividend yield	-	-

Fair Value:
Warrant liability	$4,670	$55,751

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

5. Income Taxes

The provision for income taxes consists of the following:

Year Ended	December 31, 2024	December 31, 2023

Current:
Federal	$-	$-
State	-	-

Total current	-	-

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$-	$-

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2024	December 31, 2023

Deferred tax assets
Net operating loss carryforwards	$10,771,000	$9,587,000
Accrued expenses	2,125,000	2,091,000
Research and development credit carryforwards	938,000	938,000
Stock-based compensation	7,848,000	7,795,000

Deferred tax assets before valuation allowance	21,682,000	20,411,000

Less: Valuation allowance	(21,682,000)	(20,411,000)
Net deferred income tax assets	-	-
Deferred tax liabilities	-	-

Net deferred tax assets (liabilities)	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2024 and 2023 were approximately $34,585,000 and $30,987,000, respectively, and will begin to expire in 2037 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $21,682,000 at December 31, 2024. The net change in the valuation allowance for the year ended December 31, 2024 was $1,270,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	23.8%	(1.4)%
Nondeductible permanent items	-%	-%
Deferred tax rate change	-%	-%
Research and development credit	-%	-%
Change in valuation allowance	(44.8)%	(19.6)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2024 and 2023. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2024 and 2023, the Company had an aggregate of 2,953,982 and 534,238 shares of common stock outstanding, respectively.

2024 transactions

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

The 781,251 warrants have an exercise price of $2.43 per share, and were exercisable immediately for a term of five years. The 662,251 pre-funded warrants have an exercise price of $0.001 per share and were exercisable immediately until fully exercised.

During the three months ended March 31, 2024, 363,251 pre-funded warrants were exercised and 363,251 shares of common stock were issued. During the three months ended June 30, 2024, the balance of 299,000 pre-funded warrants were exercised and 299,000 shares of common stock were issued.

In addition, warrants to purchase 46,875 shares of common stock were issued to the placement agent, in connection with the March 2024 offering. The placement agent warrants have an exercise price of $3.20 per share and were exercisable immediately upon issuance and for a term of five years.

August 2024 Warrant Inducement

On August 2, 2024, existing warrants to purchase 781,251 shares of common stock issued in March 2024, were exercised for cash at the exercise price of $2.43 per share, for gross proceeds of $1,898,440. As an inducement for the warrant holders to exercise the existing warrants for cash, new warrants to purchase 1,562,502 shares of common stock (the “Inducement Warrants”) were issued to the warrant holders for gross proceeds of $195,313. The proceeds received from the exercise of the 781,251 existing warrants, and the issuance of the Inducement Warrants, net of cash costs of $287,233, was $1,806,520. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holders was $3,212,504, which was recorded as a non-cash deemed dividend.

The Inducement Warrants have an exercise price of $2.00 per share and were immediately exercisable upon issuance. 781,251 of the Inducement Warrants expire on February 2, 2026, and 781,251 of the Inducement Warrants expire on August 2, 2029.

In addition, warrants to purchase 46,875 shares of common stock were issued to the placement agent, in connection with the August 2024 warrant inducement. The placement agent warrants have an exercise price of $3.35 per share and were exercisable immediately upon issuance and for a term of five years.

Due to certain beneficial ownership limitations set forth in the March 2024 warrants, the Company issued the number of shares that would not cause a holder to exceed such beneficial ownership limitation and agreed to hold such balance of shares of common stock in abeyance until notice was received that the shares of common stock could be issued in compliance with such beneficial ownership limitations. As of September 23, 2024, all abeyance shares were released and issued.

September 2024 At the Market (ATM) Offering Program

On September 27, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). Under the ATM Agreement, the Company may, from time to time, in its sole discretion, issue and sell through Wainwright up to $1,143,121 of shares of its common stock. On December 13, 2024, the Company filed a prospectus supplement and increased the aggregate offering that can be sold under the ATM Agreement by $535,000 (the “ATM Facility”).

Pursuant to the ATM Agreement, the Company may sell the shares by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Company will pay Wainwright a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

During the year ended December 31, 2024, the Company sold 857,242 shares of common stock through the ATM Facility for net proceeds of $1,112,202, after deducting $205,256 in offering costs.

Subsequent to December 31, 2024, the Company sold 317,060 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

2023 transactions

In February and May 2023, 10,775 Series C warrants were exchanged for 10,775 shares of common stock.

June 2023 Offering

On June 14, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) acting as representatives of the several underwriters in connection with a public offering of an aggregate of 317,259 shares of its common stock. The public offering price was $15.76 per share and the underwriters agreed to purchase 317,259 shares at a 7% discount to the public offering price. The Company granted EF Hutton a 45-day option to purchase up to 47,589 additional shares, to cover over-allotments, if any, which was not exercised. Gross proceeds were $5 million, and after deducting underwriting discounts and commissions and other offering expenses, net proceeds were $4,452,163.

November 2023 Offering

On November 20, 2023 the Company sold and issued, in a registered direct offering (the “Registered Direct Offering”), 142,384 shares of common stock, at an offering price of $5.12 per share to certain institutional investors pursuant to a securities purchase agreement (the “Purchase Agreement”). Gross proceeds were $729,000 and after deducting offering expenses, net proceeds were $591,998. In a concurrent private placement, the Company issued to the purchasers unregistered warrants to purchase 142,384 shares of common stock. The warrants are exercisable at an exercise price of $4.16 per share, were exercisable immediately upon issuance, and terminate on May 21, 2029. In addition, the Company issued the placement agent as compensation warrants to purchase 8,543 shares of common stock. The placement agent warrants have substantially the same terms and conditions as the warrants, except that the placement agent warrants terminate on November 16, 2028, and have an exercise price of $6.40 per share.

7. Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2024 and 2023 are presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2022	57,692	$427.20	4.65
Granted – 2023	150,927	4.29	5.48
Forfeited/Expired – 2023	-	-	-
Exercised – 2023	(10,775)	-	3.78
Outstanding as of December 31, 2023	197,844	$127.86	4.95
Granted – 2024	3,099,754	1.72	4.12
Forfeited/Expired – 2024	-	-	-
Exercised – 2024	(1,443,502)	1.30	4.43
Outstanding as of December 31, 2024	1,854,096	$15.49	3.04

As of December 31, 2024, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$1,512.00	7,620	October 13, 2026
October 2022	$388.80	18,058	October 12, 2027
October 2022	$324.00	18,846	October 12, 2027
October 2022	$0.00	2,393	October 12, 2027
November 2023	$6.40	8,543	November 16, 2028
November 2023	$4.16	142,384	May 21, 2029
March 2024	$3.20	46,875	March 6, 2029
August 2024	$2.00	781,251	February 2, 2026
August 2024	$2.00	781,251	August 2, 2029
August 2024	$3.35	46,875	August 2, 2029
Total outstanding warrants at December 31, 2024		1,854,096

Based on a fair market value of $0.94 per share on December 31, 2024, there were 2,393 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2024 was $2,250.

8. Stock-based Compensation

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

A summary of stock option activity for the years ended December 31, 2024 and 2023 are presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,910	$4,041.60	5.60	$-
Granted – 2023	32,400	5.44	9.94	-
Forfeited/Expired – 2023	-	-	-	-
Exercised – 2023	-	-	-	-
Outstanding as of December 31, 2023	34,310	$236.70	8.62	$-
Granted – 2024	165,848	2.30	8.19	-
Forfeited/Expired – 2024	(5,674)	54.24	7.46	-
Exercised – 2024	-	-	-	-
Outstanding as of December 31, 2024	194,484	$42.14	7.25	$-
Options vested and exercisable at December 31, 2024	104,240	$77.09	5.71	$-

As of December 31, 2024, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$9,540.00	174	December 27, 2025
September 2015	$9,540.00	36	December 27, 2025
November 2015	$9,540.00	205	December 27, 2025
December 2015	$9,540.00	12	December 27, 2025
January 2016	$9,540.00	213	January 9, 2026
May 2016	$12,300.00	45	May 26, 2026
September 2016	$12,300.00	21	May 31, 2026
January 2017	$12,300.00	10	January 1, 2027
January 2018	$11,820.00	8	January 1, 2028
January 2019	$564.00	92	January 1, 2029
October 2021	$1,260.00	207	October 26, 2031
January 2022	$844.80	111	January 1, 2032
August 2022	$387.26	462	August 23, 2032
January 2023	$57.60	237	January 25, 2025
September 2023	$5.12	26,803	September 12, 2033
January 2024	$4.68	8,015	January 8, 2034
January 2024	$3.61	37,500	January 17, 2026
September 2024	$1.73	92,139	September 17, 2034
October 2024	$1.88	28,194	October 16, 2034

Total outstanding options at December 31, 2024		194,484

Based on a fair value of $0.94 per share on December 31, 2024, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2024.

There were 165,848 options granted during the year ended December 31, 2024 with a fair value of $311,480. Vesting of options differs based on the terms of each option. During the year ended December 31, 2024 and 2023, the Company had stock-based compensation expense of $188,819 and $152,599, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in the Company’s reported net loss. The Company’s policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Risk free interest rate	3.88%	4.39%
Expected Volatility	148.86%	135.49%
Expected life (in years)	6.21	5.86
Expected dividend yield	0%	0%

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

As of December 31, 2024, total unrecognized compensation cost related to unvested stock options was $88,116. The cost is expected to be recognized over a weighted average period of 0.66 years.

9. Segment information

The CODM has been identified as the CEO. The Company’s CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it has a single operating segment composed of the consolidated financial results of Bone Biologics Corporation.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year ended December 31,
	2024	2023
Revenue	$-	$-

Less:
Research and development	2,130,385	6,907,824
Salaries	581,163	537,500
Insurance	391,697	390,710
Stock-based compensation	188,819	152,599
Operating expenses	927,097	1,439,670
Other income	(106,741)	(479,572)
Net loss	$(4,112,420)	$(8,948,731)

10. Commitments and Contingencies

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into the Amended License Agreement with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion by local administration, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

The Company has agreed to pay an annual maintenance fee to UCLA TDG of $10,000 as well as pay certain royalties to UCLA TDG under the Amended License Agreement at the rate of 3.0% of net sales of licensed products or licensed methods. The Company must pay the royalties to UCLA TDG on a quarterly basis. Upon a first commercial sale, the Company also must pay a minimum annual royalty between $50,000 and $250,000, depending on the calendar year which is after the first commercial sale. If the Company is required to pay a third party any royalties as a result of it making use of UCLA TDG patents, then it may reduce the royalty owed to UCLA TDG by 0.333% for every percentage point paid to a third party. If the Company grants sublicense rights to a third party to use the UCLA TDG patent, then it will pay UCLA TDG 10% to 20% of the sublicensing income it receives from such sublicense.

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

The Company’s obligation to pay the Diligence Fee will survive termination or expiration of the Amended License and it is prohibited from assigning, selling, or otherwise transferring any of its assets related to any Licensed Product unless its Diligence Fee obligation is assigned, sold, or transferred along with such assets, or unless it pays UCLA TDG the Diligence Fee within ten (10) days of such assignment, sale or other transfer of such rights to any Licensed Product.

The Company is also obligated to pay UCLA TDG a cash milestone payment within thirty (30) days of a Liquidity Event (including a Change of Control Transaction and a payment election by UCLA TDG exercisable after December 22, 2016) such payment to equal the greater of (i) $500,000; or (ii) 2% of all proceeds in connection with a Change of Control Transaction.

During the year ended December 31, 2024, the first patients were treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial $100,000 Feasibility Study milestone.

The Company is obligated to diligently proceed with developing and commercializing licensed products under UCLA TDG patents set forth in the Amended License Agreement. UCLA TDG has the right to either terminate the license or reduce the license to a non-exclusive license if it does not meet certain diligence milestone deadlines set forth in the Amended License Agreement.

The Company must reimburse or pre-pay UCLA TDG for patent prosecution and maintenance costs incurred during the term of the Amended License Agreement. The Company has the right to bring infringement actions against third-party infringers of the Amended License Agreement, UCLA TDG may join voluntarily, at its own expense, or, at the Company’s expense, be joined involuntarily to the action. The Company is required to indemnify UCLA TDG against any third-party claims arising out of its exercise of the rights under the Amended License Agreement or any sublicense.

Payments to UCLA TDG under the Amended License Agreement for the years ended December 31, 2024 and 2023 were $129,867 and $30,845, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

11. Subsequent Events

On January 17, 2025, the Company’s CEO, Mr. Frelick, received a stock option grant for 2024 bonus achievements whereby he is entitled to 25,000 shares of common stock of the Company as of the date of the grant. Also on January 17, 2025, the Company’s Chief Financial Officer, Ms. Walsh, received a stock option grant for 2024 bonus achievements whereby she is entitled to 12,500 shares of common stock of the Company as of the date of the grant.

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

Subsequent to December 31, 2024, the Company sold 317,060 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

