Form 10-Q
period 2025-03-31
Bone Biologics Corp
filed 2025-05-12
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐ Yes ☒ No

As of May 1, 2025, there were 3,271,042 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025 and subsequent Quarterly Reports on Form 10-Q or other reports filed with the SEC.

All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “can,” “could,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, inflation, rising interest rates, governmental responses there to and possible recession caused thereby, obtaining Food and Drug Administration and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1/DBM, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets
Cash	$2,746,555	$3,325,131
Advances on research and development contract services	208,972	258,059
Prepaid insurance	196,533	268,179
Prepaid expenses	10,000	10,000
Total current assets	$3,162,060	$3,861,369
Total assets	$3,162,060	$3,861,369

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$247,843	$373,042
Warrant liability	3,315	4,670

Total current liabilities	251,158	377,712
Total liabilities	251,158	377,712

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 3,271,042 and 2,953,982 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,270	2,953
Additional paid-in capital	88,946,102	88,502,082
Accumulated deficit	(86,038,470)	(85,021,378)

Total stockholders’ equity	2,910,902	3,483,657

Total liabilities and stockholders’ equity	$3,162,060	$3,861,369

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(unaudited)	(unaudited)
Revenues	$-	$-

Operating expenses
Research and development	423,576	245,625
General and administrative	614,910	657,911

Total operating expenses	1,038,486	903,536

Loss from operations	(1,038,486)	(903,536)

Other income
Change in fair value of warrant liability	1,355	37,311
Interest income	20,039	255
Total other income	21,394	37,566

Net loss	$(1,017,092)	$(865,970)

Weighted average shares outstanding - basic and diluted	3,183,191	660,928

Loss per share - basic and diluted	$(0.32)	$(1.31)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2025

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2024	2,953,982	$2,953	$88,502,082	$(85,021,378)	$3,483,657

Fair value of vested stock options	-	-	50,605	-	50,605

Options issued to settle accrued bonus	-	-	46,183	-	46,183

Issuance of common shares from ATM, net of costs of $13,029	317,060	317	347,232	-	347,549

Net Loss	-	-	-	(1,017,092)	(1,017,092)

Balance at March 31, 2025	3,271,042	$3,270	$88,946,102	$(86,038,470)	$2,910,902

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2024

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2023	534,238	$534	$83,814,785	$(80,908,958)	$2,906,361

Fair value of vested stock options	-	-	52,681	-	52,681

Options issued to settle accrued bonus	-	-	77,400	-	77,400

Proceeds from sale of common stock in public offering, net of offering costs of $490,227	344,938	345	1,503,994	-	1,504,339

Exercise of pre-funded warrants	137,313	137	-	-	137

Net Loss	-	-	-	(865,970)	(865,970)

Balance at March 31, 2024	1,016,489	$1,016	$85,448,860	$(81,774,928)	$3,674,948

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,017,092)	$(865,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	50,605	52,681
Change in fair value of warrant liability	(1,355)	(37,311)
Changes in operating assets and liabilities:
Advances on research and development contract services	49,087	-
Prepaid expenses and other current assets	71,646	99,254
Accounts payable and accrued expenses	(79,016)	(137,076)
Accrued legal settlement	-	(414,989)

Net cash used in operating activities	(926,125)	(1,303,411)

Cash flows from financing activities
Proceeds from issuance of common shares under ATM offering, net of costs	347,549	1,504,476

Net cash provided by financing activities	347,549	1,504,476

Net increase (decrease) in cash	(578,576)	201,065

Cash, beginning of period	3,325,131	3,026,569
Cash, end of period	$2,746,555	$3,227,634

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$46,183	77,400

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months ended March 31, 2025 and 2024

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

The Company is also subject to additional risks and uncertainties arising from changes to the macroeconomic environment and geopolitical events. U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as the implementation of tariffs, inflation, the risk of a recession and ongoing conflicts in other countries. In addition, if equity and credit markets deteriorate, it may make any future debt or equity financing more difficult to obtain on favorable terms, and potentially more dilutive to existing stockholders. The Company cannot predict at this time to what extent it and its collaborators, employees, suppliers, contract manufacturers and/or vendors could potentially be negatively impacted by these events.

Going Concern and Liquidity

The Company has no significant operating history and since inception to March 31, 2025 has incurred accumulated losses of approximately $86.0 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $4.9 million. The accompanying consolidated financial statements for the three months ended March 31, 2025 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1.0 million and used net cash in operating activities of $0.9 million during the three months ended March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2025, the Company had cash of $2.7 million. Available cash is expected to fund the Company’s operations up to the fourth quarter of 2025.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2025 (the “2024 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 and notes thereto included in the 2024 Annual Report.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2025 or for any other period.

Segment Information

The Company operates and reports in one segment, which focuses on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Chief Operating Decision Maker (the “CODM”), which is the Company’s Chief Executive Officer and President (the “CEO”).

The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses (see Note 8).

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

The fair value of financial instruments measured on a recurring basis was as follows:

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$3,315	—	—	$3,315
Total liabilities at fair value	$3,315	—	—	$3,315

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three month period ended March 31, 2025 as follows:

March 31, 2025
Warrant liability
Balance as of beginning of period – December 31, 2024	$4,670
Change in fair value	(1,355)
Balance as of March 31, 2025	$3,315

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date.

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

Since the effects of outstanding options and warrants are anti-dilutive for the three months ended March 31, 2025 and 2024, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Warrants	1,854,096	1,324,970
Stock options	275,412	74,151
	2,129,508	1,399,121

New Accounting Standards

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

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

The pilot clinical study will evaluate the safety and effectiveness, fusion success, pain, function improvement and adverse events of NB1 in up to 30 adult subjects who undergo transforaminal lumbar interbody fusion to treat degenerative disc disease. To be enrolled in the study, subjects must have DDD at one level from L2-S1 and may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level. The study is being conducted in Australia. The study design was previously reviewed and agreed upon by the FDA’s Division of Orthopedic Devices in a Pre-submission to support progression to a pivotal clinical trial in the United States.

The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations and other third parties related to our pilot clinical study. During the three month period ended March 31, 2025 and 2024, research and development costs primarily associated with clinical trials involving the Company’s lead product candidate, totaled $423,576 and $245,625, respectively. At March 31, 2025, the estimated remaining commitment under these agreements is approximately $304,367.

Research and development costs are summarized below based on the respective geographical regions where such costs are incurred.

	Three Months Ended March 31,
	2025	2024

United States	$337,647	$175,048
Australia	85,929	70,577
Total	$423,576	$245,625

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	March 31, 2025	December 31, 2024
Warrant liability:
Risk-free interest rate	4.35%	4,28%
Expected volatility	148.83%	146.75%
Expected life (in years)	2.53	2.78
Expected dividend yield	-	-

Fair Value of warrant liability	$3,315	$4,670

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2025 and December 31, 2024, the Company had an aggregate of 3,271,042 and 2,953,982 shares of common stock outstanding, respectively.

2025 transactions

At the Market (ATM) Offering Program

In September 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). Under the ATM Agreement, the Company may, from time to time, in its sole discretion, issue and sell through Wainwright up to $1,143,121 of shares of its common stock. In December 2024, the Company filed a prospectus supplement and increased the aggregate offering that can be sold under the ATM Agreement by $535,000 (the “ATM Facility”).

Pursuant to the ATM Agreement, the Company may sell the shares by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Company will pay Wainwright a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

During the three months ended March 31, 2025, the Company sold 317,060 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

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

In addition, warrants to purchase 46,875 shares of common stock were issued to the placement agent, in connection with the March 2024 offering. The placement agent warrants have an exercise price of $3.20 per share and were exercisable immediately upon issuance for a term of five years.

6. Common Stock Warrants

A summary of warrant activity for the three months ended March 31, 2025 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2024	1,854,096	$15.49	3.04
Granted – 2025	-	-	-
Forfeited/Expired – 2025	-	-	-
Exercised – 2025	-	-	-
Outstanding as of March 31, 2025	1,854,096	$15.49	2.79

As of March 31, 2025, the Company had outstanding exercisable, but unexercised common stock warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$1,512.00	7,620	October 13, 2026
October 2022	$388.80	18,058	October 12, 2027
October 2022	$324.00	18,846	October 12, 2027
October 2022	$0.00	2,393	October 12, 2027
November 2023	$6.40	8,543	November 16, 2028
November 2023	$4.16	142,384	May 21, 2029
March 2024	$3.20	46,875	March 6, 2029
August 2024	$2.00	781,251	February 2, 2026
August 2024	$2.00	781,251	August 2, 2029
August 2024	$3.35	46,875	August 2, 2029
Total outstanding warrants at March 31, 2025		1,854,096

Based on a fair market value of $0.80 per share on March 31, 2025, there were 2,393 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2025 was $1,914.

7. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 629,489 shares of common stock authorized and reserved for issuance under its 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board of Directors each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Company’s 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in the Company’s capital structure. Shares subject to awards granted under the 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under the 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2015 Equity Incentive Plan.

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

A summary of stock option activity for the three months ended March 31, 2025 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	194,484	$42.14	7.25	$-
Granted – 2025	81,165	0.97	10.00	-
Forfeited/Expired – 2025	237	57.60	-	-
Exercised – 2025	-	-	-	-
Outstanding as of March 31, 2025	275,412	$29.99	5.47	$-
Options vested and exercisable at March 31, 2025	215,248	$37.88	4.55	$-

As of March 31, 2025, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$9,540.00	174	December 27, 2025
September 2015	$9,540.00	36	December 27, 2025
November 2015	$9,540.00	205	December 27, 2025
December 2015	$9,540.00	12	December 27, 2025
January 2016	$9,540.00	213	January 9, 2026
May 2016	$12,300.00	45	May 26, 2026
September 2016	$12,300.00	21	May 31, 2026
January 2017	$12,300.00	10	January 1, 2027
January 2018	$11,820.00	8	January 1, 2028
January 2019	$564.00	92	January 1, 2029
October 2021	$1,260.00	207	October 26, 2031
January 2022	$844.80	111	January 1, 2032
August 2022	$387.26	462	August 23, 2032
September 2023	$5.12	26,803	September 12, 2033
January 2024	$4.68	8,015	January 8, 2034
January 2024	$3.61	37,500	January 17, 2026
September 2024	$1.73	92,139	September 17, 2034
October 2024	$1.88	28,194	October 16, 2034
January 2025	$0.97	81,165	January 15, 2027

Total outstanding options at March 31, 2025		275,412

Based on a fair value of $0.80 per share on March 31, 2025, there were no exercisable but unexercised in-the-money common stock warrants on that date.

During the three months ended March 31, 2025, options exercisable into 237 shares of common stock expired. Vesting of options differs based on the terms of each option. During the three months ended March 31, 2025 and 2024, the Company had stock-based compensation expense of $50,605 and $52,681, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. In addition, during the three months ended March 31, 2025 and 2024, options exercisable into 81,165 and 37,500, shares of common stock respectively, were issued to employees in settlement of previously accrued bonuses of $46,183 and $77,400, respectively.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the three months ended March 31, 2025 are as follows:

March 31, 2025
Risk free interest rate	3.96%
Expected Volatility	141.95%
Expected life (in years)	5.00
Expected dividend yield	0%

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

As of March 31, 2025, total unrecognized compensation cost related to unvested stock options was $37,511. The cost is expected to be recognized over a weighted average period of 0.42 years.

8. Segment information

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

	Three months ended March 31,
	2025	2024
Revenue	$-	$-

Less:
Research and development	423,577	245,625
Salaries	125,000	125,000
Insurance	71,646	99,254
Stock-based compensation	50,605	52,681
Operating expenses	367,659	380,976
Other income	(21,395)	(37,566)
Net loss	$(1,017,092)	$(865,970)

9. Commitments and Contingencies

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement, as so amended (the “Amended License Agreement”), with the UCLA TDG. The Amended License Agreement amends and restates the Amended and Restated Exclusive License Agreement, dated as of June 19, 2017 (the “2017 Agreement”). The 2017 Agreement amended and restated the Exclusive License Agreement, effective March 15, 2006, between the Company and UCLA TDG, as amended by ten amendments. Under the terms of the Amended License Agreement, the Regents have continued to grant the Company exclusive rights to develop and commercialize NELL-1 (the “Licensed Product”) for spinal fusion by local administration, osteoporosis and trauma applications. The Licensed Product is a recombinant human protein growth factor that is essential for normal bone development.

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

During 2024, the first patients were treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial $100,000 Feasibility Study milestone.

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

Payments to UCLA TDG under the Amended License Agreement for the three months ended March 31, 2025 and 2024 were $10,000 and $30,845, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

10. Subsequent Events

The Company has evaluated subsequent events through May 1, 2025, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2024 and 2023 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2024, with the SEC on February 26, 2025. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note On Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

The pilot clinical study will evaluate the safety and effectiveness, fusion success, pain, function improvement and adverse events of NB1 in up to 30 adult subjects who undergo transforaminal lumbar interbody fusion to treat degenerative disc disease (DDD). To be enrolled in the study, patients must have DDD at one level from L2-S1 and may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level. The study is being conducted in Australia. The study design was previously reviewed and agreed upon by the FDA’s Division of Orthopedic Devices in a Pre-submission to support progression to a pivotal clinical trial in the United States.

Recent Developments

Nasdaq Deficiency Notice

On April 7, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Bid Price Rule”). The Nasdaq Listing Rules provide a compliance period of 180 calendar days, or until October 6, 2025, in which to regain compliance with the Bid Price Rule. If we evidence a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. If we fail to regain compliance with the Bid Price Rule, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. This notification has no immediate effect on the listing of our common stock on Nasdaq.

The notification has no immediate effect on the listing of our common stock on Nasdaq. We intend to seek stockholder approval of a reverse stock split of our outstanding common stock in a range of 1-for-2.5 to 1-for-10, at the discretion of our Board of Directors (the “Reverse Stock Split”) at our upcoming annual meeting of stockholders to be held on May 30, 2025.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended March 31, 2025 compared to the Three months ended March 31, 2024

	Three-months ended March 31, 2025	Three-months ended March 31, 2024	% Change
Operating expenses
Research and development	$423,576	$245,625	72.45%
General and administrative	614,910	657,911	(6.54)%

Total operating expenses	1,038,486	903,536	14.94%

Loss from operations	(1,038,486)	(903,536)	14.94%

Change in fair value of warrant liability	1,355	37,311	(96.37)%

Interest income	20,039	255	7758.43%

Net loss	$(1,017,092)	$(865,970)	17.45%

Research and Development

Our research and development expenditures increased from $245,625 for the three months ending March 31, 2024, to $423,576 for the same period in 2025, marking an increase of $177,951. The increase in costs can be attributed to formulation processes completed with our Contract Development and Manufacturing Organization. Moving forward, we anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative costs decreased $43,001 from $657,911 for the three months ending March 31, 2024, to $614,910 for the corresponding period in 2025.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at March 31, 2025.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to March 31, 2025 have incurred accumulated losses of approximately $86.0 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $4.9 million. The accompanying consolidated financial statements for the three months ended March 31, 2025 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $1.0 million, and used net cash in operating activities of $0.9 million during the three months ended March 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s December 31, 2024, audited financial statements, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2025 and December 31, 2024, we had cash of $2,746,555 and $3,325,131, respectively.

Available cash is expected to fund our operations into the fourth quarter of 2025.

Cash Flows

Operating activities

During the three months ended March 31, 2025 and 2024, cash used in operating activities was $926,125 and $1,303,411, respectively. Cash expenditures for the three months ended March 31, 2025 decreased due to the legal settlement payment in January 2024 that did not reoccur during the current period.

Financing activities

During the three months ended March 31, 2025, cash provided by financing activities was $347,549 from the net proceeds of the ATM Offering.

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

Critical Accounting Policies and Use of Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 except as noted herein.

We are not currently in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities will be delisted, which would negatively impact our common stock’s market price and liquidity and reduce our ability to raise capital.

On April 7, 2025, we received a deficiency letter from Nasdaq notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with the Nasdaq’s minimum bid price rule, which is a requirement for continued listing on Nasdaq (the “Minimum Bid Price Rule”).

We cannot assure you that we will be able to regain compliance with the Minimum Bid Price Rule and maintain compliance with Nasdaq’s other continued listing standards. Accordingly, our common stock and certain warrants could be delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

●	we may be unable to raise equity capital on acceptable terms or at all;
●	we may lose the confidence of our business partners, which would jeopardize our ability to continue our business as currently conducted;
●	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to stockholder litigation;
●	we may lose the interest of institutional investors in our common stock;
●	we may lose media and analyst coverage;
●	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
●	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

We cannot assure you that the proposed Reverse Stock Split will increase the price of our common stock.

We have scheduled our 2025 annual meeting of stockholders (“2025 Annual Meeting”) to be held on May 30, 2025, at which our stockholders will vote on whether to approve an amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our common stock in a range of 1-for-2.5 to 1-for-10, at the discretion of the Board of Directors (the “Reverse Stock Split”). We expect that the Reverse Stock Split will increase the market price of our common stock. However, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies of similar size to us is varied, particularly because investors may view a reverse stock split negatively. We have effected reverse stock splits in the past, however, the price of our common stock did not remain at the elevated price for an extended period of time following the reverse stock split. It is possible that the per share price of our common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of outstanding shares of common stock following the Reverse Stock Split, and the Reverse Stock Split may not result in a per share price that would attract investors who do not trade in lower-priced securities. In addition, we cannot assure you that our common stock will be more attractive to investors. Even if we implement the Reverse Stock Split, the market price of our common stock may decrease due to factors unrelated to the Reverse Stock Split, including our future performance, similar to the prior reverse stock split by the Company. If the Reverse Stock Split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

The proposed Reverse Stock Split may decrease the liquidity of our common stock and result in higher transaction costs.

The Reverse Stock Split may decrease the liquidity of our common stock because fewer shares would be outstanding after the Reverse Stock Split. In addition, if the Board of Directors implements the Reverse Stock Split, more stockholders may own “odd lots” of fewer than 100 shares of common stock, which may be more difficult to sell. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares or multiples of 100 shares of common stock. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing marketability of the common stock as described above.

If the Reverse Stock Split is approved and effected, the resulting per-share market price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

While the Board of Directors believes that a higher stock price may help generate investor interest, there can be no assurance that the Reverse Stock Split will result in a per-share market price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

A decline in the market price of our common stock after the Reverse Stock Split is approved and effected may result in a greater percentage decline than would occur in the absence of the Reverse Stock Split.

If the Reverse Stock Split is approved and effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our common stock will, however, also be based upon our performance and other factors, which are unrelated to the number of shares of common stock outstanding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Annual Meeting Date Change

As disclosed on our Current Report on Form 8-K filed with the SEC on April 21, 2025 (the “Form 8-K”), our Board of Directors determined on March 26, 2025 that the 2025 Annual Meeting will be held on May 30, 2025. The 2025 Annual Meeting date, the record date for the 2025 Annual Meeting and detailed information regarding the proposals to be presented at the 2025 Annual Meeting are set forth in our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2025. Because the 2025 Annual Meeting will take place more than 30 days before the anniversary of our last annual meeting of stockholders, the due dates for the submission of any qualified shareholder proposal or qualified shareholder nominations under applicable SEC rules and our Amended and Restated Bylaws, as amended, listed in our Definitive Proxy Statement on Schedule 14A for our last annual meeting of stockholders, filed with the SEC on August 8, 2024, became no longer applicable. Such nominations or proposals, including any notice on Schedule 14N, were due to be received by the Company no later than Friday April, 11, 2025, which was ten calendar days following the disclosure of the 2025 Annual Meeting date on the Form 8-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Incorporated by reference
Exhibit		(unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2025.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2025.	—	—	—	—

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 12, 2025	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

