Form 10-Q
period 2025-06-30
Bone Biologics Corp
filed 2025-08-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

☐ Yes ☒ No

As of August 14, 2025, there were 1,795,260 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “can,” “could,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, inflation, rising interest rates, governmental responses there to and possible recession caused thereby, obtaining Food and Drug Administration and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1/DBM, the success of our patent application, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets
Cash	$6,640,468	$3,325,131
Advances on research and development contract services	208,972	258,059
Prepaid insurance	142,776	268,179
Prepaid expenses	10,000	10,000
Total current assets	$7,002,216	$3,861,369
Total assets	$7,002,216	$3,861,369

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$403,729	$373,042
Warrant liability	2,413	4,670

Total current liabilities	406,142	377,712
Total liabilities	406,142	377,712

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 1,685,260 and 492,417 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively(1)	1,685	492
Additional paid-in capital(1)	93,373,378	88,504,543
Accumulated deficit	(86,778,989)	(85,021,378)

Total stockholders’ equity	6,596,074	3,483,657

Total liabilities and stockholders’ equity	$7,002,216	$3,861,369

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating expenses
Research and development	191,608	350,442	615,186	596,067
General and administrative	556,467	459,223	1,171,377	1,117,135

Total operating expenses	748,075	809,665	1,786,563	1,713,202

Loss from operations	(748,075)	(809,665)	(1,786,563)	(1,713,202)

Other expenses
Change in fair value of warrant liability	902	10,785	2,257	48,096
Interest income	6,654	15,147	26,695	15,403
Total other income	7,556	25,932	28,952	63,499

Net Loss	$(740,519)	$(783,733)	$(1,757,611)	$(1,649,703)

Weighted average shares outstanding – basic and diluted(1)	557,787	194,824	544,277	152,533

Loss per share – basic and diluted(1)	$(1.33)	$(4.02)	$(3.23)	$(10.82)

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Six Months ended June 30, 2025

(unaudited)(1)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2024	492,417	$492	$88,504,543	$(85,021,378)	$3,483,657

Fair value of vested stock options	-	-	50,605	-	50,605

Options issued to settle accrued bonus	-	-	46,183	-	46,183

Issuance of common shares from ATM, net of costs of $13,029	52,843	53	347,496	-	347,549

Net Loss	-	-	-	(1,017,092)	(1,017,092)

Balance at March 31, 2025	545,260	545	88,948,827	(86,038,470)	2,910,902

Fair value of vested stock options	-	-	72,899	-	72,899

Proceeds from sale of common stock and warrants in public offering, net of offering costs of $647,208	793,750	794	4,351,998	-	4,352,792

Exercise of pre-funded warrants	346,250	346	(346)	-	-

Net Loss	-	-	-	(740,519)	(740,519)

Balance at June 30, 2025	1,685,260	$1,685	$93,373,378	$(86,778,989)	$6,596,074

(1) Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Six Months ended June 30, 2024

(unaudited)(1)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2023	89,127	$89	$83,815,230	$(80,908,958)	$2,906,361

Fair value of vested stock options	-	-	52,681	-	52,681

Options issued to settle accrued bonus	-	-	77,400	-	77,400

Proceeds from sale of common stock in public offering, net of offering costs of $490,227	19,833	20	1,504,319	-	1,504,339

Exercise of pre-funded warrants	60,542	60	77	-	137

Net Loss	-	-	-	(865,970)	(865,970)

Balance at March 31, 2024	169,502	169	85,449,707	(81,774,928)	3,674,948

Fair value of vested stock options	-	-	17,443	-	17,443

Exercise of pre-funded warrants	49,833	50	249	-	299

Net Loss	-	-	-	(783,733)	(783,733)

Balance at June 30, 2024	219,335	$219	$85,467,399	$(82,558,661)	$2,908,957

(1) Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,757,611)	$(1,649,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	123,504	70,124
Change in fair value of warrant liability	(2,257)	(48,096)
Changes in operating assets and liabilities:
Advances on research and development contract services	49,087	(321,431)
Prepaid expenses and other current assets	125,403	171,229
Accounts payable and accrued expenses	76,870	(51,390)
Research and development contract liabilities	-	44,980
Accrued legal settlement	-	(414,989)

Net cash used in operating activities	(1,385,004)	(2,199,276)

Cash flows from financing activities
Proceeds from issuance of common shares from ATM, net of costs	347,549	-
Proceeds from sale of common stock and warrants in public offering, net of offering costs	4,352,792	1,504,339
Exercise of pre-funded warrants	-	436

Net cash provided by financing activities	4,700,341	1,504,775

Net increase (decrease) in cash	3,315,337	(694,501)

Cash, beginning of period	3,325,131	3,026,569
Cash, end of period	$6,640,468	$2,332,068

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$46,183	77,400

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months ended June 30, 2025 and 2024

1. The Company

Bone Biologics Corporation (the “Company”) was incorporated under the laws of the State of Delaware on October 18, 2007 as AFH Acquisition X, Inc. Pursuant to a merger agreement, dated September 19, 2014, the Company’s wholly-owned subsidiary, Bone Biologics Acquisition Corp., merged with and into Bone Biologics Inc., with Bone Biologics Inc. remaining as the surviving corporation. On September 22, 2014, the Company changed its name to “Bone Biologics Corporation” and Bone Biologics, Inc. became a wholly owned subsidiary of the Company. Bone Biologics, Inc. was incorporated in California on September 9, 2004.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to June 30, 2025 has incurred accumulated losses of approximately $86.8 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.8 million. The accompanying consolidated financial statements for the six months ended June 30, 2025 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $1.7 million and used net cash in operating activities of $1.4 million during the six months ended June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 27, 2025, the Company issued investors 793,750 shares of its common stock and pre-funded warrants to purchase 456,250 shares of common stock for $4.00 per share. In addition, warrants exercisable into 2,500,000 shares of common stock were also issued (see Note 5). The net proceeds received from the sale of common stock and pre-funded warrants, net of cash costs of $647,208, was $4,352,792.

At June 30, 2025, the Company had cash of $6.6 million. Available cash is expected to fund the Company’s operations into the second quarter of 2026.

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

Reverse stock split

On June 5, 2025, the Company filed an amendment to its amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-6 reverse stock split of its outstanding common stock and warrants. The amendment was authorized by the Company’s stockholders on May 30, 2025, and was effective on June 10, 2025.

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

The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2025 or for any other period.

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

The fair value of financial instruments measured on a recurring basis was as follows:

	As of June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,413	—	—	$2,413
Total liabilities at fair value	$2,413	—	—	$2,413

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six month period ended June 30, 2025 as follows:

June 30, 2025
Warrant liability
Balance as of beginning of period – December 31, 2024	$4,670
Change in fair value	(2,257)
Balance as of June 30, 2025	$2,413

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

Since the effects of outstanding options and warrants are anti-dilutive for the six months ended June 30, 2025 and 2024, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of June 30, 2025 and 2024:

	June 30,
	2025	2024
Warrants	2,994,037	170,995
Stock options	87,856	12,338
	3,081,893	183,333

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

In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20)”. This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this ASU are effective for all entities for annual reporting periods beginning January 1, 2026, and interim reporting periods within those annual reporting periods. The Company is in the process of evaluating this ASU’s impact on the Company’s disclosures. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes: Improvements to Income Tax Disclosures”, which enhances income tax disclosures to provide more transparency about income tax information, primarily related to the rate reconciliation and income taxes paid by jurisdiction information. These disclosures will include consistent categories and greater disaggregation of information in the rate reconciliation and require income taxes paid to be disaggregated by jurisdiction as well as additional amendments to improve the effectiveness of income tax disclosures. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations and other third parties related to our pilot clinical study. During the six month period ended June 30, 2025 and 2024, research and development costs primarily associated with clinical trials involving the Company’s lead product candidate, totaled $615,186 and $596,067, respectively. At June 30, 2025, the estimated remaining commitment under these agreements is approximately $268,105.

Research and development costs are summarized below based on the respective geographical regions where such costs are incurred.

	Six Months Ended June 30,
	2025	2024

United States	$416,259	$433,483
Australia	198,927	162,584
Total	$615,186	$596,067

4. Warrant Liability

In October 2022, the Company completed a public equity offering, which included the issuance of 9,029 warrants to purchase shares of common stock that expire in October 2027. The warrants provide for a Black Scholes value calculation, as defined, in the event of certain fundamental transactions, which includes a floor on volatility utilized in the Black Scholes value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	June 30, 2025	December 31, 2024
Warrant liability:
Risk-free interest rate	3.73%	4.28%
Expected volatility	152.82%	146.75%
Expected life (in years)	2.28	2.78
Expected dividend yield	-	-

Fair Value of warrant liability	$2,413	$4,670

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2025 and December 31, 2024, the Company had an aggregate of 1,685,260 and 492,417 shares of common stock outstanding, respectively.

2025 transactions

June 2025 Public Offering

On June 27, 2025, the Company issued investors 793,750 shares of its common stock and pre-funded warrants to purchase 456,250 shares of common stock for $4.00 per share (the shares of common stock had a public offering price of $4.00 per share. The pre-funded warrants had a public offering price of $3.999 per share, and the Company also received at closing the pre-funded warrants exercise price of $0.001 per share). In addition, the Company issued investors Series D warrants to purchase 1,250,000 shares of its common stock (exercise price of $4.00 per share), expiring on June 30, 2030, and Series E warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on November 30, 2027. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $647,208, was $4,352,792.

On June 27, 2025, 266,250 shares of common stock were issued upon the exercise of 266,250 pre-funded warrants. On June 30, 2025, another 80,000 shares of common stock were issued upon the exercise of 80,000 pre-funded warrants.

In addition, warrants to purchase 75,000 shares of common stock were issued to the placement agent. The placement agent warrants have an exercise price of $5.00 per share and were exercisable immediately upon issuance for a term of five years.

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

During the six months ended June 30, 2025, the Company sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

2024 transactions

March 2024 Offering

On March 6, 2024, the Company sold 19,833 shares of common stock together with warrants to purchase 19,833 shares of common stock (exercise price of $14.58 per share), expiring on March 6, 2029, at a combined public offering price of $15.36. In addition, the Company sold pre-funded warrants to purchase 110,375 shares of common stock together with warrants to purchase 110,375 shares of common stock, for a combined price of $15.354. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $495,227, was $1,504,113.

The 130,208 warrants have an exercise price of $14.58 per share, and were exercisable immediately for a term of five years. The 110,375 pre-funded warrants have an exercise price of $0.001 per share and were exercisable immediately until fully exercised.

During the three months ended March 31, 2024, 60,542 pre-funded warrants were exercised and 60,542 shares of common stock were issued. During the three months ended June 30, 2024, the balance of 49,833 pre-funded warrants were exercised and 49,833 shares of common stock were issued.

In addition, warrants to purchase 7,812 shares of common stock were issued to the placement agent, in connection with the March 2024 offering. The placement agent warrants have an exercise price of $19.20 per share and were exercisable immediately upon issuance for a term of five years.

6. Common Stock Warrants

A summary of warrant activity for the six months ended June 30, 2025 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2024	309,037	$92.94	3.04
Issued – 2025	3,031,250	3.47	3.28
Forfeited/Expired – 2025	-	-	-
Exercised – 2025	(346,250)	-	-
Outstanding as of June 30, 2025	2,994,037	$13.09	3.20

As of June 30, 2025, the Company had outstanding exercisable, but unexercised common stock warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$9,072.00	1,279	October 13, 2026
October 2022	$2,332.80	3,010	October 12, 2027
October 2022	$1,944.00	3,142	October 12, 2027
October 2022	$0.00	399	October 12, 2027
November 2023	$24.96	23,732	November 16, 2028
November 2023	$38.40	1,427	May 21, 2029
March 2024	$19.20	7,814	March 6, 2029
August 2024	$12.00	130,210	February 2, 2026
August 2024	$12.00	130,210	August 2, 2029
August 2024	$20.10	7,814	August 2, 2029
June 2025	$4.00	1,250,000	October 17, 2027
June 2025	$4.00	1,250,000	June 30, 2030
June 2025	$5.00	75,000	June 30, 2030
June 2025	$0.001	110,000	-
Total outstanding warrants at June 30, 2025		2,994,037

Based on a fair market value of $4.03 per share on June 30, 2025, there were 399 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2025 was $519,897.

7. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 5,104,915 shares of common stock authorized and reserved for issuance under its 2015 Equity Incentive Plan for option awards. This reserve may be increased by the Board of Directors each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. In May 2025, the Company’s stockholders approved an amendment to the 2015 Equity Incentive Plan that, among other items, increased the number of shares available under the 2015 Equity Incentive Plan by 5,000,000 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Company’s 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in the Company’s capital structure. Shares subject to awards granted under the 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under the 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2015 Equity Incentive Plan.

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

A summary of stock option activity for the six months ended June 30, 2025 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	32,434	$42.14	7.25	$-
Granted – 2025	55,461	5.41	10.00	-
Forfeited/Expired – 2025	(39)	-	-	-
Exercised – 2025	-	-	-	-
Outstanding as of June 30, 2025	87,856	$103.29	7.47	$-
Options vested and exercisable at June 30, 2025	56,407	$157.94	6.10	$-

As of June 30, 2025, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$57,240.00	30	December 27, 2025
September 2015	$57,240.00	8	December 27, 2025
November 2015	$57,240.00	35	December 27, 2025
December 2015	$57,240.00	6	December 27, 2025
January 2016	$57,240.00	39	January 9, 2026
May 2016	$73,800.00	8	May 26, 2026
September 2016	$73,800.00	3	May 31, 2026
January 2017	$73,800.00	2	January 1, 2027
January 2018	$70,920.00	2	January 1, 2028
January 2019	$3,384.00	15	January 1, 2029
October 2021	$7,560.00	35	October 26, 2031
January 2022	$5,068.80	21	January 1, 2032
August 2022	$2,323.58	78	August 23, 2032
September 2023	$30.72	4,468	September 12, 2033
January 2024	$28.08	1,337	January 8, 2034
January 2024	$21.66	6,251	January 17, 2026
September 2024	$10.38	15,357	September 17, 2034
October 2024	$11.28	4,700	October 16, 2034
January 2025	$5.82	13,529	January 15, 2027
June 2025	$5.28	41,932	June 5, 2035

Total outstanding options at June 30, 2025		87,856

Based on a fair value of $4.03 per share on June 30, 2025, there were no exercisable but unexercised in-the-money common stock warrants on that date.

During the six months ended June 30, 2025, options exercisable into 39 shares of common stock expired. Vesting of options differs based on the terms of each option. During the six months ended June 30, 2025 and 2024, the Company had stock-based compensation expense of $123,504 and $70,124, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. In addition, during the six months ended June 30, 2025 and 2024, options exercisable into 13,529 and 6,251, shares of common stock respectively, were issued to employees in settlement of previously accrued bonuses of $46,183 and $77,400, respectively.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the six months ended June 30, 2025 are as follows:

June 30, 2025
Risk free interest rate	3.99%
Expected Volatility	139.92%
Expected life (in years)	5.31
Expected dividend yield	0%

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

As of June 30, 2025, total unrecognized compensation cost related to unvested stock options was $164,612. The cost is expected to be recognized over a weighted average period of 0.63 years.

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

	Six months ended June 30,
	2025	2024
Revenue	$-	$-

Less:
Research and development	615,186	596,067
Salaries	250,000	250,000
Insurance	143,193	199,585
Stock-based compensation	123,504	70,124
Operating expenses	652,423	549,330
Other income	(26,695)	(15,403)
Net loss	$(1,757,611)	$(1,649,703)

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

Payments to UCLA TDG under the Amended License Agreement for the six months ended June 30, 2025 and 2024 were $17,292 and $118,151, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

10. Subsequent Events

The Company has evaluated subsequent events through August 14, 2025, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

Our success will depend in part on our ability to obtain and retain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. In the second quarter of 2025, we submitted a patent application with the United States Patent and Trademark Office (“USPTO”) regarding proprietary compositions of rhNELL-1 polypeptide for treating bone conditions There can be no assurance that the USPTO will approve our patent application or that the patents issued to or licensed by us will not be challenged, invalidated, rendered unenforceable, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us.

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

Recent Developments

Nasdaq Compliance

On April 7, 2025, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer met Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Bid Price Rule”). We received notice from Nasdaq on June 25, 2025 that we had regained compliance with the Bid Price Rule.

Reverse Stock Split

On June 5, 2025, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-6 reverse stock split of our outstanding common stock. The reverse stock split became effective on June 10, 2025. The conversion or exercise prices of our issued and outstanding stock options and warrants were adjusted accordingly in connection with the reverse stock split.

June 2025 Offering

On June 27, 2025, we issued 793,750 shares of common stock, together with Series D warrants to purchase 793,750 shares of common stock (exercise price of $4.00 per share), expiring on June 30, 2030, and Series E warrants to purchase 793,750 shares of common stock (exercise price of $4.00 per share), expiring on November 30, 2027, at a combined public offering price of $4.00 per share and accompanying warrants and pre-funded warrants to purchase 456,250 shares of common stock, together with Series D Warrants to purchase 456,250 shares of common stock and Series E Warrants to purchase 456,250 shares of common stock at a combined public offering price of $3.999 per pre-funded warrant and accompanying warrants (the “June Offering”).

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended June 30, 2025 compared to the Three months ended June 30, 2024

	Three-months ended June 30, 2025	Three-months ended June 30, 2024	% Change
Operating expenses
Research and development	$191,608	$350,442	(45.32)%
General and administrative	556,467	459,223	21.18%

Total operating expenses	748,075	809,665	(7.61)%

Loss from operations	(748,075)	(809,665)	(7.61)%

Change in fair value of warrant liability	902	10,785	(91.64)%

Interest income	6,654	15,147	(56.07)%

Net loss	$(740,519)	$(783,733)	(5.51)%

Research and Development

Our research and development expenditures decreased from $350,442 for the three months ending June 30, 2024, to $191,608 for the same period in 2025, marking a decrease of $158,834. The decrease in costs can be attributed to timing of our clinical trial. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative expenses increased by $97,244, rising from $459,223 for the three months ended June 30, 2024, to $556,467 for the same period in 2025. The increase is primarily attributable to the timing of the issuance of compensation stock options to our directors, which were granted on the date of our annual meeting. In 2025, the annual meeting was held in May, and expense recognition occurred in the three months ended June 30, 2025. In 2024, the annual meeting was held in September, with the expense recognition in the quarter ending September 30, 2024.

Change in fair value of warrant liability

In October 2022, we completed a public equity offering, which included the issuance of 9,029 warrants to purchase shares of common stock that expire in October 2027. The warrants provide for a Black Scholes value calculation in the event of certain fundamental transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. We have determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, we have classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at June 30, 2025.

Six months ended June 30, 2025 compared to the Six months ended June 30, 2024

	Six-months ended June 30, 2025	Six-months ended June 30, 2024	% Change
Operating expenses
Research and development	$615,186	$596,067	3.21%
General and administrative	1,171,377	1,117,135	4.86%

Total operating expenses	1,786,563	1,713,202	4.28%

Loss from operations	(1,786,563)	(1,713,202)	4.28%

Change in fair value of warrant liability	2,257	48,096	(95.31)%

Interest income	26,695	15,403	73.31%

Net loss	$(1,757,611)	$(1,649,703)	6.54%

Research and Development

Our research and development expenditures increased from $596,067 for the six months ending June 30, 2024, to $615,186 for the same period in 2025. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative costs increased $54,242 from $1,117,135 for the six months ending June 30, 2024, to $1,171,377 for the corresponding period in 2025. The increase is primarily attributable to the timing of the issuance of compensation stock options to our directors, which were granted on the date of our annual meeting. In 2025, the annual meeting was held in May, and expense recognition occurred in the six months ended June 30, 2025. In 2024, the annual meeting was held in September, with the expense recognition in the quarter ending September 30, 2024.

Change in fair value of warrant liability

In October 2022, we completed a public equity offering, which included the issuance of 9,029 warrants to purchase shares of common stock that expire in October 2027. The warrants provide for a Black Scholes value calculation in the event of certain fundamental transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. We have determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, we have classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at June 30, 2025.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to June 30, 2025 have incurred accumulated losses of approximately $86.8 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.8 million. The accompanying consolidated financial statements for the six months ended June 30, 2025 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $1.8 million, and used net cash in operating activities of $1.4 million during the six months ended June 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s December 31, 2024, audited financial statements, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 27, 2025, we issued investors 793,750 shares of common stock and pre-funded warrants to purchase 456,250 shares of common stock for $4.00 per share (the shares of common stock had a public offering price of $4.00 per share. The pre-funded warrants had a public offering price of $3.999 per share, and we also received at closing the pre-funded warrants exercise price of $0.001 per share). In addition, we issued investors Series D warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on June 30, 2030, and Series E warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on November 30, 2027. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $647,208, was $4,352,792.

On June 27, 2025, 266,250 shares of common stock were issued upon the exercise of 266,250 pre-funded warrants. On June 30, 2025, another 80,000 shares of common stock were issued upon the exercise of 80,000 pre-funded warrants.

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

At June 30, 2025 and December 31, 2024, we had cash of $6,640,468 and $3,325,131, respectively.

Available cash is expected to fund our operations into the second quarter of 2026.

Cash Flows

Operating activities

During the six months ended June 30, 2025 and 2024, cash used in operating activities was $1,385,004 and $2,199,276, respectively. Cash expenditures for the six months ended June 30, 2025 decreased due to the legal settlement payment in January 2024 that did not reoccur during the current period.

Financing activities

During the six months ended June 30, 2025, cash provided by financing activities was $4,700,341 from the net proceeds of the ATM Facility, the net proceeds of the June Offering and the exercise of pre-funded warrants.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

		Incorporated by reference
Exhibit		(unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed June 5, 2025	8-K	001-40899	3.1	June 6, 2025

4.1	Form of Series D Warrant dated June 30, 2025	8-K	001-40899	4.1	June 30, 2025

4.2	Form of Series E Warrant dated June 30, 2025	8-K	001-40899	4.2	June 30, 2025

4.3	Form of Pre-Funded Warrant dated June 30, 2025	8-K	001-40899	4.3	June 30, 2025

4.4	Form of Placement Agent Warrant dated June 30, 2025	8-K	001-40899	4.4	June 30, 2025

10.1+	Second Amendment to the Bone Biologics Corporation 2015 Equity Incentive Plan	8-K	001-40899	10.1	May 30, 2025

10.2±	Form of Securities Purchase Agreement dated June 27, 2025	8-K	001-40899	10.1	June 30, 2025

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2025.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2025.	—	—	—	—

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** Furnished Herewith

+ Management contract or compensatory arrangement.

± Certain information has been omitted from this exhibit in reliance upon Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 14, 2025	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

