Form 10-Q
period 2025-09-30
Bone Biologics Corp
filed 2025-11-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

☐ Yes ☒ No

As of November 14, 2025, there were 1,795,260 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets
Cash	$6,049,084	$3,325,131
Advances on research and development contract services	220,286	258,059
Prepaid insurance	71,429	268,179
Prepaid expenses	10,000	10,000
Total current assets	$6,350,799	$3,861,369
Total assets	$6,350,799	$3,861,369

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$333,081	$373,042
Warrant liability	1,201	4,670

Total current liabilities	334,282	377,712
Total liabilities	334,282	377,712

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 1,795,260 and 492,417 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively(1)	1,795	492
Additional paid-in capital(1)	93,460,448	88,504,543
Accumulated deficit	(87,445,726)	(85,021,378)

Total stockholders’ equity	6,016,517	3,483,657

Total liabilities and stockholders’ equity	$6,350,799	$3,861,369

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating expenses
Research and development	187,808	429,747	802,994	1,025,814
General and administrative	527,466	521,274	1,698,843	1,638,409

Total operating expenses	715,274	951,021	2,501,837	2,664,223

Loss from operations	(715,274)	(951,021)	(2,501,837)	(2,664,223)

Other income (expenses)
Change in fair value of warrant liability	1,212	(9,974)	3,469	38,122
Interest income	47,325	19,993	74,020	35,396
Total other income	48,537	10,019	77,489	73,518

Net loss	(666,737)	(941,002)	(2,424,348)	(2,590,705)

Deemed dividend on warrant inducements	-	(3,212,504)	-	(3,212,504)

Net loss attributable to common stockholders	$(666,737)	$(4,153,506)	$(2,424,348)	$(5,803,209)

Weighted average shares of common outstanding – basic and diluted(1)	1,795,097	292,321	965,800	199,469

Loss per share – attributable to common stockholders, basic and diluted(1)	$(0.37)	$(14.21)	$(2.51)	$(29.09)

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Nine Months ended September 30, 2025

(unaudited)(1)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2024	492,417	$492	$88,504,543	$(85,021,378)	$3,483,657

Fair value of vested stock options	-	-	50,605	-	50,605

Options issued to settle accrued bonus	-	-	46,183	-	46,183

Issuance of common shares from ATM, net of costs of $13,029	52,843	53	347,496	-	347,549

Net Loss	-	-	-	(1,017,092)	(1,017,092)

Balance at March 31, 2025	545,260	545	88,948,827	(86,038,470)	2,910,902

Fair value of vested stock options	-	-	72,899	-	72,899

Proceeds from sale of common stock and warrants in public offering, net of offering costs of $647,208	793,750	794	4,351,998	-	4,352,792

Exercise of pre-funded warrants	346,250	346	(346)	-	-

Net Loss	-	-	-	(740,519)	(740,519)

Balance at June 30, 2025	1,685,260	1,685	93,373,378	(86,778,989)	6,596,074

Fair value of vested stock options	-	-	87,180	-	87,180

Exercise of pre-funded warrants	110,000	110	(110)	-	-

Net Loss	-	-	-	(666,737)	(666,737)

Balance at September 30, 2025	1,795,260	$1,795	$93,460,448	$(87,445,726)	$6,016,517

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Nine Months ended September 30, 2024

(unaudited)(1)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2023	89,127	$89	$83,815,230	$(80,908,958)	$2,906,361

Fair value of vested stock options	-	-	52,681	-	52,681

Options issued to settle accrued bonus	-	-	77,400	-	77,400

Proceeds from sale of common stock in public offering, net of offering costs of $495,227	19,833	20	1,504,319	-	1,504,339

Exercise of pre-funded warrants	60,542	60	77	-	137

Net Loss	-	-	-	(865,970)	(865,970)

Balance at March 31, 2024	169,502	169	85,449,707	(81,774,928)	3,674,948

Fair value of vested stock options	-	-	17,443	-	17,443

Exercise of pre-funded warrants	49,833	50	249	-	299

Net Loss	-	-	-	(783,733)	(783,733)

Balance at June 30, 2024	219,335	$219	$85,467,399	$(82,558,661)	$2,908,957

Fair value of vested stock options	-	-	17,941	-	17,941

Issuance of common shares from warrant inducement, net of costs of $287,233	130,209	130	1,806,390	-	1,806,520

Incremental value of warrant inducement	-	-	3,212,504	-	3,212,504

Deemed dividend on warrant inducement	-	-	(3,212,504)	-	(3,212,504)

Net Loss	-	-	-	(941,002)	(941,002)

Balance at September 30, 2024	349,544	$349	$87,291,730	$(83,499,663)	$3,792,416

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,424,348)	$(2,590,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	210,684	88,065
Change in fair value of warrant liability	(3,469)	(38,122)
Changes in operating assets and liabilities:
Advances on research and development contract services	37,773	(56,898)
Prepaid insurance and prepaid expenses	196,750	268,700
Accounts payable and accrued expenses	6,222	(93,205)
Research and development contract liabilities	-	65,716
Accrued legal settlement	-	(414,989)

Net cash used in operating activities	(1,976,388)	(2,771,438)

Cash flows from financing activities
Proceeds from issuance of common shares from ATM, net of costs	347,549	-
Proceeds from sale of common stock, warrants, and pre-funded warrants in public offering, net of offering costs	4,352,792	1,504,113
Proceeds from issuance of common shares from warrant inducement, net of costs		1,806,520
Exercise of pre-funded warrants	-	662

Net cash provided by financing activities	4,700,341	3,311,295

Net increase in cash	2,723,953	539,857

Cash, beginning of period	3,325,131	3,026,569
Cash, end of period	$6,049,084	$3,566,426

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$46,183	77,400
Deemed dividend – warrant inducement	$-	3,212,504

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months ended September 30, 2025 and 2024

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to September 30, 2025 has incurred accumulated losses of approximately $87.4 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.9 million. The accompanying consolidated financial statements for the nine months ended September 30, 2025 have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company incurred a net loss of $2.4 million and used net cash in operating activities of $2.0 million during the nine months ended September 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At September 30, 2025, the Company had cash of $6.0 million. Available cash is expected to fund the Company’s operations into the fourth quarter of 2026.

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

The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2025 or for any other period.

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

Cash

Cash primarily consists of bank demand deposits maintained by a major financial institution. The Company holds $6.0 million in a flexible CD account at Bank of America. This CD has no set maturity date, and funds can be withdrawn any time without penalty.

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

The fair value of financial instruments measured on a recurring basis was as follows:

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,201	—	—	$1,201
Total liabilities at fair value	$1,201	—	—	$1,201

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the nine month period ended September 30, 2025 as follows:

September 30, 2025
Warrant liability
Balance as of beginning of period – December 31, 2024	$4,670
Change in fair value	(3,469)
Balance as of September 30, 2025	$1,201

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

Since the effects of outstanding options and warrants are anti-dilutive for the nine months ended September 30, 2025 and 2024, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of September 30, 2025 and 2024:

	September 30,
	2025	2024
Warrants	2,884,037	309,037
Stock options	87,856	27,695
	2,971,893	336,732

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

The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations and other third parties related to our pilot clinical study. For the nine-month periods ending September 30, 2025 and 2024, research and development expenses were principally attributable to clinical trials conducted for the Company’s lead product candidate. At September 30, 2025, the estimated remaining commitment under these agreements is approximately $244,327.

Research and development costs are summarized below based on the respective geographical regions where such costs are incurred.

	Nine Months Ended September 30,
	2025	2024

United States	$562,252	$770,621
Australia	240,742	255,193
Total	$802,994	$1,025,814

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	September 30, 2025	December 31, 2024
Warrant liability:
Risk-free interest rate	3.60%	4.28%
Expected volatility	141.54%	146.75%
Expected life (in years)	2.03	2.78
Expected dividend yield	-	-

Fair Value of warrant liability	$1,201	$4,670

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2025 and December 31, 2024, the Company had an aggregate of 1,795,260 and 492,417 shares of common stock outstanding, respectively.

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

On July 1, 2025, 95,000 shares of common stock were issued upon the exercise of 95,000 pre-funded warrants and on July 2, 2025, 15,000 shares of common stock were issued upon the exercise of 15,000 pre-funded warrants.

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

During the year ended December 31, 2024, the Company sold 142,874 shares of common stock through the ATM facility for net proceeds of $1,112,202, after deducting $205,256 in offering costs.

During the nine months ended September 30, 2025, the Company sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

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

During the three months ended March 31, 2024, 60,542 pre-funded warrants were exercised and 60,542 shares of common stock were issued. During the nine months ended September 30, 2024, the balance of 49,833 pre-funded warrants were exercised and 49,833 shares of common stock were issued.

In addition, warrants to purchase 7,812 shares of common stock were issued to the placement agent, in connection with the March 2024 offering. The placement agent warrants have an exercise price of $19.20 per share and were exercisable immediately upon issuance for a term of five years.

August 2024 Warrant Inducement

On August 2, 2024, existing warrants to purchase 130,210 shares of common stock issued in March 2024, were exercised for cash at the exercise price of $14.58 per share, for gross proceeds of $1,898,440. As an inducement for the warrant holders to exercise the existing warrants for cash, new warrants to purchase 260,420 shares of common stock (the “Inducement Warrants”) were issued to the warrant holders for gross proceeds of $195,313. The proceeds received from the exercise of the 130,210 existing warrants, and the issuance of the Inducement Warrants, net of cash costs of $287,233, was $1,806,520. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holders was $3,212,504, which was recorded as a non-cash deemed dividend.

The Inducement Warrants have an exercise price of $12.00 per share and were immediately exercisable upon issuance. 130,210 of the Inducement Warrants expire on February 2, 2026, and 130,210 of the Inducement Warrants expire on August 2, 2029.

In addition, warrants to purchase 7,814 shares of common stock were issued to the placement agent, in connection with the August 2024 warrant inducement. The placement agent warrants have an exercise price of $3.35 per share and were exercisable immediately upon issuance and for a term of five years.

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

6. Common Stock Warrants

A summary of warrant activity for the nine months ended September 30, 2025 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2024	309,037	$92.94	3.04
Issued – 2025	3,031,250	3.47	3.28
Forfeited/Expired – 2025	-	-	-
Exercised – 2025	(456,250)	0.001	-
Outstanding as of September 30, 2025	2,884,037	$13.59	2.88

As of September 30, 2025, the Company had outstanding exercisable, but unexercised common stock warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$9,072.00	1,279	October 13, 2026
October 2022	$2,332.80	3,010	October 12, 2027
October 2022	$1,944.00	3,142	October 12, 2027
October 2022	$0.00	399	October 12, 2027
November 2023	$24.96	23,732	November 16, 2028
November 2023	$38.40	1,427	May 21, 2029
March 2024	$19.20	7,814	March 6, 2029
August 2024	$12.00	130,210	February 2, 2026
August 2024	$12.00	130,210	August 2, 2029
August 2024	$20.10	7,814	August 2, 2029
June 2025	$4.00	1,250,000	October 17, 2027
June 2025	$4.00	1,250,000	June 30, 2030
June 2025	$5.00	75,000	June 30, 2030

Total outstanding warrants at September 30, 2025		2,884,037

Based on a fair market value of $2.79 per share on September 30, 2025, there were 399 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2025 was $1,113.

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

A summary of stock option activity for the nine months ended September 30, 2025 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	32,434	$42.14	7.25	$-
Granted – 2025	55,461	5.41	10.00	-
Forfeited/Expired – 2025	(39)	-	-	-
Exercised – 2025	-	-	-	-
Outstanding as of September 30, 2025	87,856	$103.29	7.22	$-
Options vested and exercisable at September 30, 2025	56,407	$134.01	6.45	$-

As of September 30, 2025, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
August 2015	$57,240.00	30	December 27, 2025
September 2015	$57,240.00	8	December 27, 2025
November 2015	$57,240.00	35	December 27, 2025
December 2015	$57,240.00	6	December 27, 2025
January 2016	$57,240.00	39	January 9, 2026
May 2016	$73,800.00	8	May 26, 2026
September 2016	$73,800.00	3	May 31, 2026
January 2017	$73,800.00	2	January 1, 2027
January 2018	$70,920.00	2	January 1, 2028
January 2019	$3,384.00	15	January 1, 2029
October 2021	$7,560.00	35	October 26, 2031
January 2022	$5,068.80	21	January 1, 2032
August 2022	$2,323.58	78	August 23, 2032
September 2023	$30.72	4,468	September 12, 2033
January 2024	$28.08	1,337	January 8, 2034
January 2024	$21.66	6,251	January 17, 2026
September 2024	$10.38	15,357	September 17, 2034
October 2024	$11.28	4,700	October 16, 2034
January 2025	$5.82	13,529	January 15, 2027
June 2025	$5.28	41,932	June 5, 2035

Total outstanding options at September 30, 2025		87,856

Based on a fair value of $2.79 per share on September 30, 2025, there were no exercisable but unexercised in-the-money common stock warrants on that date.

During the nine months ended September 30, 2025, options exercisable into 39 shares of common stock expired. Vesting of options differs based on the terms of each option. During the nine months ended September 30, 2025 and 2024, the Company had stock-based compensation expense of $210,684 and $88,065, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. In addition, during the nine months ended September 30, 2025 and 2024, options exercisable into 13,529 and 6,251, shares of common stock respectively, were issued to employees in settlement of previously accrued bonuses of $46,183 and $77,400, respectively.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the nine months ended September 30, 2025 are as follows:

September 30, 2025
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

As of September 30, 2025, total unrecognized compensation cost related to unvested stock options was $77,431. The cost is expected to be recognized over a weighted average period of 0.37 years.

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

	Nine months ended September 30,
	2025	2024
Revenue	$-	$-

Less:
Research and development	802,994	1,025,814
Salaries	375,000	375,000
Insurance	214,970	297,056
Stock-based compensation	210,684	88,065
Operating expenses	894,720	840,166
Interest income	(74,020)	(35,396)
Net loss	$(2,424,348)	$(2,590,705)

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

Payments to UCLA TDG under the Amended License Agreement for the nine months ended September 30, 2025 and 2024 were $17,388 and $123,058, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

10. Subsequent Events

The Company has evaluated subsequent events through November 14, 2025, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

On June 5, 2025, we filed an amendment to our amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-6 reverse stock split of our outstanding common stock and warrants. The amendment was authorized by our stockholders on May 30, 2025, and was effective on June 10, 2025.

All share and per share amounts have been retro-actively restated as if the reverse splits occurred at the beginning of the earliest period presented.

Three months ended September 30, 2025 compared to the Three months ended September 30, 2024

	Three-months ended September 30, 2025	Three-months ended September 30, 2024	% Change
Operating expenses
Research and development	$187,808	$429,747	(56.30)%
General and administrative	527,466	521,274	1.19%

Total operating expenses	715,274	951,021	(24.79)%

Loss from operations	(715,274)	(951,021)	(24.79)%

Change in fair value of warrant liability	1,212	(9,974)	112.15%

Interest income	47,325	19,993	136.71%

Net loss	$(666,737)	$(941,002)	(29.15)%

Research and Development

Our research and development expenditures decreased from $429,747 for the three months ending September 30, 2024, to $187,808 for the same period in 2025, marking a decrease of $241,939. The decrease in costs can be attributed to timing of our clinical trial. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative expenses increased by $6,192, rising from $521,274 for the three months ended September 30, 2024, to $527,466 for the same period in 2025.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at September 30, 2025.

Nine months ended September 30, 2025 compared to the Nine months ended September 30, 2024

	Nine-months ended September 30, 2025	Nine-months ended September 30, 2024	% Change
Operating expenses
Research and development	$802,994	$1,025,814	(21.72)%
General and administrative	1,698,843	1,638,409	3.69%

Total operating expenses	2,501,837	2,664,223	(6.10)%

Loss from operations	(2,501,837)	(2,664,223)	(6.10)%

Change in fair value of warrant liability	3,469	38,122	(90.90)%

Interest income	74,020	35,396	109.12%

Net loss	$(2,424,348)	$(2,590,705)	(6.42)%

Research and Development

Our research and development expenditures decreased from $1,025,814 for the nine months ending September 30, 2024, to $802,994 for the same period in 2025, marking a decrease of $222,820. The decrease in costs can be attributed to timing of our clinical trial. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

General and administrative costs increased by $60,434, from $1,638,409 for the nine months ending September 30, 2024, to $1,698,843 for the same period in 2025, mainly due to higher fair value of directors’ stock option compensation, partially offset by lower legal and consultant expenses.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at September 30, 2025.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to September 30, 2025 have incurred accumulated losses of approximately $87.4 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.9 million. The accompanying consolidated financial statements for the nine months ended September 30, 2025 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $2.4 million and used net cash in operating activities of $2.0 million during the nine months ended September 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s audited financial statements for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 27, 2025, we issued investors 793,750 shares of common stock and pre-funded warrants to purchase 456,250 shares of common stock for $4.00 per share (the shares of common stock had a public offering price of $4.00 per share. The pre-funded warrants had a public offering price of $3.999 per share, and we also received at closing the pre-funded warrants exercise price of $0.001 per share). In addition, we issued investors Series D warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on June 30, 2030, and Series E warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on November 30, 2027. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $647,208, was $4,352,792 (the “June Offering”).

On June 27, 2025, 266,250 shares of common stock were issued upon the exercise of 266,250 pre-funded warrants. On June 30, 2025, another 80,000 shares of common stock were issued upon the exercise of 80,000 pre-funded warrants.

On July 1, 2025, 95,000 shares of common stock were issued upon the exercise of 95,000 pre-funded warrants and on July 2, 2025, 15,000 shares of common stock were issued upon the exercise of 15,000 pre-funded warrants.

During the nine months ended September 30, 2025, we sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

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

At September 30, 2025 and December 31, 2024, we had cash of $6,049,084 and $3,325,131, respectively.

We expect our available cash to fund our operations into the fourth quarter of 2026.

Cash Flows

Operating activities

For the nine months ended September 30, 2025 and 2024, cash used in operating activities amounted to $1,976,388 and $2,771,438, respectively. The decrease in cash expenditures for the period ending September 30, 2025 is attributable to the absence of a legal settlement payment, which was made in January 2024, as well as lower research and development expenses related to preparing for our pilot clinical study.

Financing activities

During the nine months ended September 30, 2025, cash provided by financing activities was $4,700,341 compared to $3,311,295 during the nine months ended September 30, 2024. The increase in cash provided by financing activities is primarily attributed to the net proceeds of the ATM Facility, the net proceeds of the June Offering and the exercise of pre-funded warrants.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Incorporated by reference
Exhibit		(unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2025.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2025.	—	—	—	—

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: November 14, 2025	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

