Form 10-K
period 2025-12-31
Bone Biologics Corp
filed 2026-03-02
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The approximate aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at the close of business on June 30, 2025, was $7,232,186.

As of February 23, 2026, there were 1,795,260 shares of common stock, par value $0.001, outstanding.

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

During 2024, we announced the treatment of the first subjects in the multicenter, prospective, randomized pilot clinical study of our NB1 bone graft device. NB1 is NELL-1 protein combined with demineralized bone matrix (DBM) to provide rapid, specific and guided control over bone regeneration.

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

We are currently focused on bone regeneration in lumbar spinal fusion using NELL-1 in combination with DBM, a demineralized bone matrix from MTF Biologics (“MTF”). The combination NELL-1/DBM medical device is an osteopromotive recombinant protein that provides target specific control over bone regeneration. We have successfully surpassed four critical milestones:

●	Demonstrated a successful small laboratory scale pilot run for the manufacturing of the recombinant NELL-1 protein in Chinese hamster ovary cells;

●	Validated protein dosing and effectiveness in established large animal (sheep) model pilot studies;

●	Completed pivotal animal study; and

●	Initiated a first-in-man pilot clinical study in Australia.

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

Osteoporosis. The global osteoporosis market presents an $11.2 billion opportunity per Evercore analyst reports. Finding a solution to counter a decrease in bone mass and density seen in women most frequently after menopause or a similar effect on astronauts in microgravity environments for an extended period is a major medical challenge. The systemic use of NELL-1 to stimulate bone regeneration throughout the body thereby increasing bone density could have a very significant impact on the treatment of osteoporosis.

UCLA’s initial research was funded with approximately $18 million in resources from UCLA TDG and government grants. Since licensing the exclusive worldwide intellectual property rights from UCLA TDG, we have continued development with funding through capital raises. Our research and development expenses for the years ended December 31, 2025 and 2024 were $1,060,191 and $2,130,385, respectively.

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

We began subject enrollment in 2024 in our first-in-man pilot clinical study to evaluate the safety and effectiveness of NB1 in adult subjects with spinal degenerative disc disease at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level, and are undergoing transforaminal lumbar interbody fusion. The multi-center, prospective, randomized study is being conducted in Australia and will enroll up to 30 subjects. The primary end-point is fusion success at 12 months and change from baseline in the Oswestry Disability Index pain score. We anticipate completing the trial 12 months after enrolling the 30th patient. We intend to use the pilot clinical trial data from the Australia study to enable a future, larger U.S. pivotal clinical study, prior to submission of a PMA to the FDA.

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

Our Business Strategy

Our business plan is to develop our target-specific growth factor for bone regeneration, based on preclinical and clinical data demonstrating increases in the quantity and quality of bone, and a strong safety profile. Our initial focus on lumbar spinal fusion entails advancing our target-specific growth factor through clinical studies to achieve FDA approval with comparable effectiveness and safety to the gold standard for spine fusion (autografts). Continued capital funding is critical to facilitate the development of our Nell-1 technology through the clinical regulatory path.

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

Effective June 10, 2025, we implemented a reverse split of the outstanding common stock of the Company at a ratio of 1-for-6.

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

During 2024, the first subjects were treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial $100,000 Feasibility Study milestone.

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

Payments to UCLA TDG under the Amended License Agreement for the years ended December 31, 2025 and 2024 were $25,701 and $129,867, respectively.

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

Customers

The populations of interest include spine surgeons and patients with a skeletal bone defect or bone-related condition in their spine, for which intervention is undertaken to correct such a defect. Spine surgeons and patients can choose to eliminate the need to perform a second painful surgery to obtain autograft harvest of hip bone for fusion procedures by utilizing various other types of biologics.

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

Additional patent applications are currently in preparation. The intellectual property portfolio comprehensively covers NELL-1 manufacture, NELL-1 compositions and NELL-1 use in wide ranging clinical and diagnostic applications. We protect our proprietary technology through mechanisms including U.S. and foreign patent filings, trade secret protections, and collaboration agreements with domestic and international corporations, universities and research institutions. We are the exclusive licensee for the following five (5) UCLA TDG issued patents:

U.S. Patent No.	Summary	Date Issued	Expiration Date

7833968	Pharmaceutical compositions for treating or preventing bone conditions	11/16/2010	5/20/2026

9447155	Isoform NELL-1 peptide	9/20/2016	11/7/2033

9974828	Isoform NELL-1 peptide	5/22/2018	3/24/2030

11000570	Isoform NELL-1 peptide	5/11/2021	6/13/2030

12186367	Isoform NELL-1 peptide	1/7/2025	6/9/2030

These patents will expire between 2026 through 2033. We may be entitled to obtain a patent term extension or extend the patent expiration date provided we meet the applicable requirements for obtaining such patent term extensions. Although such extensions may be available, the life of a patent and the protection it affords is by definition limited.

We intend to expand our portfolio through composition of matter, methods of use and methods of production patent applications, as the opportunity arises through the development of our platform technology. We submitted a patent application with the United States Patent and Trademark Office (“USPTO”) in 2025 regarding proprietary compositions of rhNELL-1 polypeptide for treating bone conditions. Our success will depend in part on our ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that the USPTO will approve our patent application or the patents issued to or licensed by us will not be challenged, invalidated, rendered unenforceable, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us. The patent positions of medical device companies are uncertain and involve complex legal and factual questions. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others.

Government Regulation

The manufacturing and marketing of any product which we may formulate with our technologies as well as our related research and development activities are subject to regulation for safety, effectiveness and quality by governmental authorities in the U.S. and other countries. We anticipate these regulations will apply separately to each product. We believe that complying with these regulations will involve a considerable level of time, expense and uncertainty.

In the U.S., devices are subject to rigorous federal regulation and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. Device development and approval within this regulatory framework is difficult to predict, requires a number of years and involves the expenditure of substantial resources. Moreover, ongoing legislation by U.S. Congress and rule making by the FDA presents an ever-changing landscape where we could be required to undertake additional activities before any governmental approval is granted allowing us to market our products. The steps required before a drug-device combination product may be marketed in the U.S. include:

●	Laboratory and non-clinical tests for safety and small scale manufacturing of the agent;

●	The submission to the FDA of one or more Investigational Device Exemptions (“IDEs”) which must become effective before human clinical trials can commence;

●	Clinical trials to characterize the effectiveness and safety of the product in the intended patient population;

●	The submission of a Pre Market Approval (“PMA”) to the FDA; and

●	FDA approval of the PMA prior to any commercial sale or shipment of the product.

Several FDA agencies may be involved in the review for a combination product. These include the Center for Devices and Radiological Health, CDRH, the Center for Drug Evaluation and Research, CDER, and the Center for Biological Evaluation and Research, CBER. In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with, pass a pre-approval inspection and approved by, the FDA. Moreover, manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practice “cGMP” for products, drugs and devices.

Non-clinical Tests

Non-clinical testing includes laboratory evaluation of chemistry, manufacturing and controls, CMC, as well as tissue culture and animal studies to assess the safety and potential effectiveness of the product. Non-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. We have relied and intend to continue to rely on third-party Contract Research Organizations, CROs, to perform GLP non-clinical tests. Non-clinical results can be unpredictable or difficult to interpret. The results of non-clinical testing are submitted to the FDA or Therapeutic Goods Administration (the “TGA”) who approve the commencement of clinical trials in the US and Australia, respectively. Unless the FDA or TGA objects, clinical studies may begin.

Clinical Trials

Our first-in-man pilot clinical study, with the first subject enrolled in 2024, will evaluate the safety and effectiveness of NB1 in adult subjects with DDD at one level from L2-S1, who may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level who undergo transforaminal lumbar interbody fusion. The study has been approved to commence in Australia by the TGA and Ethics Committee(s). The multi-center, prospective, randomized trial will consist of up to 30 subjects in Australia, with the primary effectiveness end-points of fusion success and change from baseline in the Oswestry Disability Index pain score. The trial is managed by an independent Clinical Research Organization that is based in Australia. We anticipate submitting an IDE approximately 12 months after enrolling the 30th subject.

Our clinical and regulatory strategy involves a well-established pathway to success. We intend to use the pilot clinical study data from Australia to enable our larger U.S. (which may also include Australia subjects) pivotal IDE clinical study, prior to submission of a PMA to the FDA.

Device clinical trials involve the administration of the investigational product to subjects under the supervision of a qualified investigator/surgeon. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. In Australia, the effectiveness, quality, safety and timely availability of medical devices is governed by the TGA, through the Therapeutic Goods Act 1989. The approval process for commencing pilot studies in Australia resides with the TGA and the Human Research Ethics Committee. In the United States, the approval process for commencing pilot studies resides with the FDA and Institutional Review Boards prior to its conduct. Further, each clinical study must be conducted under the auspices of an independent safety data monitoring committee (“DMC”). The DMC will consider, among other things, ethical factors and the safety of human subjects.

Both components of the combination device, the drug product and the device that used in clinical trials must be manufactured according to the FDA’s current Good Manufacturing Practices.

Clinical trials under IDE regulations are typically conducted in two sequential trials. In the Pilot trial, the initial introduction of the product into a limited subject population in order to:

●	assess the feasibility of the clinical study design;

●	assess the potential effectiveness of the product in a non-statistically significant manner;

●	identify the lowest dose that is likely to be safe and effective for the indication; and

●	identify possible adverse events and safety risks.

When there is evidence that the product may be safe and effective in pilot evaluations, pivotal trials are undertaken within a larger population that can confer statistical assessment at geographically dispersed clinical study sites. Pivotal trials frequently involve randomized controlled trials and, whenever possible, studies are conducted in a manner so that neither the subject nor the investigator knows what treatment is being administered. The Company, the DMC, the institutional review board (“IRB”) or the FDA, may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks. We intend to rely upon third-party contractors to advise and assist us in the preparation of our IDEs and the conduct of clinical trials that will be conducted under the IDEs.

Premarket Approval Process

The results of the manufacturing process, development work, non-clinical studies and clinical studies are submitted to the FDA in the form of a PMA prior to marketing and selling the product. The testing and approval process is likely to require substantial time and effort. In addition to the results of non-clinical and clinical testing, the PMA applicant must submit detailed information about the product’s chemistry, manufacturing and controls.

The PMA review process involves FDA investigation into the details of the manufacturing process, as well as the design and analysis of each of the non-clinical and clinical studies. This review includes inspection of the manufacturing facility, the data recording process for the clinical studies, the record keeping at a sample of clinical trial sites and a thorough review of the data collected and analyzed for each non-clinical and clinical study. Through this investigation, the FDA reaches a decision about the risk-benefit profile of a product candidate. If the benefit is worth the risk, the FDA begins negotiating with the company about the content of an acceptable labeling and associated Risk Evaluation and Mitigation Strategies, if required.

The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there is a risk that approval may not be granted on a timely basis, if at all. The FDA may deny a PMA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing surveillance studies to monitor certain aspects of company’s product if it believes that the PMA did not sufficiently address. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or health problems are identified that would alter the risk-benefit analysis for the product. Post-approval studies may be conducted to explore the use of the product for new indications or populations such as pediatrics.

Among the conditions for PMA approval is the requirement that any prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s Good Manufacturing Practices and the specifications approved in the PMA.

Post-Approval Regulation

Medical device products manufactured or distributed pursuant to FDA approval are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are also continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with data.

The FDA may impose a number of post-approval requirements as a condition of approval of marketing authorization. For example, the FDA may require post-marketing testing and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, medical device manufacturers and other entities involved in the design, manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMPs requirements. Changes to the manufacturing process are strictly regulated and may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMPs compliance.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the US market. Devices may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In addition, products, if deemed adulterated, can lead to serious consequences as set forth above as well as civil and criminal penalties.

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

Other Regulation

In addition to regulations enforced by the FDA, we are also subject to U.S. regulation under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state, local or similar foreign regulations. Our research and development may involve the controlled use of hazardous materials, chemicals and radioactive compounds. Although we believe that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, we could be held liable for any damages that result and any such liability could exceed our resources.

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

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business operations, industry and financial results.

●	Risks Related to Our Financial Position and Capital Needs

○	We have a limited operating history.
○	Our long-term capital requirements are subject to numerous risks.
○	Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.
○	We have incurred losses since inception and we expect our operating expenses to increase in the foreseeable future.
○	We face a number of risks associated with the incurrence of substantial debt which could adversely affect our financial condition.

●	Risks Related to the Development and Regulatory Approval of our Product Candidates

○	Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
○	FDA regulation is costly and time consuming, which may delay or prevent us from commercializing our product candidates.
○	Any product candidate we advance into clinical trials may cause unacceptable adverse events.
○	Suspensions or delays in the commencement and completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product or generate product revenues.
○	We have limited resources to pursue product candidates and indications.
○	We may find it difficult to enroll subjects in our clinical trials.
○	Any success in preclinical studies and early clinical trials does not predict the success of later trials; our product candidates may not have favorable results or receive regulatory approval.
○	Risks associated with operating in foreign countries could negatively affect our product development.
○	We may be unable to obtain regulatory approval in non-U.S. jurisdictions.
○	Even if our lead product candidate received regulatory approval, it may still face future development and regulatory difficulties.
○	The results of our clinical trials may not support our product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.

●	Risks Related to Our Dependence on Third Parties

○	We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.
○	We rely on third parties to supply raw materials for our product candidates and to conduct our preclinical and clinical trials.
○	We depend on third parties, including researchers, who are not under our control.
○	Business interruptions could adversely affect future operations, revenues, and financial conditions, and may increase our costs and expenses.
○	Our employees may engage in misconduct or other improper activities, which could cause significant liability for us and harm our reputation.

●	Risks Related to our Intellectual Property

○	Our ability to compete may be limited or eliminated if we are not able to protect our products.
○	The terms of our patents may not be sufficient to effectively protect our product candidates and business.
○	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.
○	We may not be able to obtain patent protection to protect our product candidates and technology.
○	We must comply with our obligations under license agreements or risk losing rights that are important to our business.
○	We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates, and force us to pay damages.
○	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.
○	Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.
○	If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.
○	We may incur substantial costs in legal proceedings or other actions relating to intellectual property rights.
○	If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

●	Risks Relating to Commercializing of our Lead Product Candidate and Future Product Candidates

○	Our commercial success and ability to generate revenue depends upon attaining significant market acceptance of our lead product candidate and future product candidates, if approved, among physicians, patients, healthcare payors and treatment centers.
○	Our product candidates, if approved, may not be covered or adequately reimbursed by third-party payors.
○	Healthcare legislative measures aimed at reducing healthcare costs may negatively impact our business.

●	Risks Related to Our Business Operations

○	We operate in a highly competitive environment.
○	Our future success depends on the performance and continued service of our officers and directors.
○	Competitors could develop and/or gain FDA approval of our products for a different indication.
○	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
○	The impact of public health crises is difficult to predict and could materially and adversely affect our business and results of operations.
○	Significant disruptions of information technology systems, computer system failures or breaches of information security could adversely affect our business.
○	We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.
○	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
○	Our ability to use net operating losses to offset future taxable income may be subject to limitations.

●	Risks Related to Healthcare Compliance Regulations

○	If we or they are unable to comply with healthcare laws and regulations, we may become subject to civil and criminal investigations and proceedings that could have a material adverse effect on our business, financial condition and prospects.
○	The application of privacy provisions of HIPAA is uncertain.

●	Risks Related to Owning our Common Stock

○	The price of our common stock may fluctuate substantially.
○	Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
○	We may be unable to comply with the continued listing standards of the Nasdaq Stock Market LLC (“Nasdaq”).
○	We do not intend to pay cash dividends on our shares of common stock.
○	Our President and Chief Executive Officer and Chief Financial Officer have contractual rights to participate in future financings.
○	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

●	General Risk Factors

○	If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.
○	We may be at risk of securities class action litigation.
○	Market and economic conditions may negatively impact our business, financial condition and share price.
○	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.
○	Our governing documents and Delaware law have anti-takeover effects that could discourage, delay or prevent a change in control.
○	Provisions of our warrants could discourage an acquisition of us by a third party.
○	Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2025, we incurred a net loss of $3.1 million and used net cash in operating activities of $2.7 million. Our available cash is expected to fund our operations into the fourth quarter of 2026. In addition, our independent registered public accounting firm, in its audit report to the financial statements as of and for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. In order to have sufficient cash and cash equivalents to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have incurred losses since inception and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We have no significant operating history and since inception to December 31, 2025 have incurred accumulated losses of approximately $88.1 million. We will continue to incur significant expenses for development activities for our lead product candidate NELL-1/DBM.

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

Delays in the commencement of clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory clearance to commence a clinical trial;

●	identifying, recruiting and training suitable clinical investigators;

●	reaching agreement on acceptable terms with prospective clinical research organizations, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different clinical research organizations and trial sites;

●	obtaining sufficient quantities of a product candidate for use in clinical trials;

●	obtaining an IRB or ethics committee approval to conduct a clinical trial at a prospective site;

●	identifying, recruiting and enrolling subjects to participate in a clinical trial;

●	retaining subjects who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues: and

●	issues of relationship between clinical trials in non-U.S. countries, such as our first-in-man pilot clinical trial being conducted in Australia, and FDA approval.

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

We may find it difficult to enroll subjects in our clinical trials which could delay or prevent the start of clinical trials for our product candidate.

Identifying and qualifying subjects to participate in clinical trials of our product candidate is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit subjects to participate in clinical trials of our product candidate, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidate will most likely be delayed.

Many factors may affect our ability to identify, enroll and maintain qualified subjects, including the following:

●	eligibility criteria of our ongoing and planned clinical trials with specific characteristics appropriate for inclusion in our clinical trials;

●	design of the clinical trial;

●	size and nature of the patient population;

●	subjects’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies;

●	the availability and effectiveness of competing therapies and clinical trials;

●	pendency of other trials underway in the same patient population;

●	willingness of physicians to participate in our planned clinical trials;

●	severity of the disease under investigation;

●	proximity of subjects to clinical sites;

●	subjects who do not complete the trials for personal reasons; and

●	issues with Contract Research Organizations (“CROs”) and/or with other vendors that handle our clinical trials.

We may not be able to initiate or continue to support clinical trials of our product candidates, for one or more applications, or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of subjects in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidate may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the effectiveness and safety of a device. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials.

Despite the results reported in earlier preclinical studies for our lead product candidate, we do not know whether the clinical trials we may conduct will demonstrate adequate effectiveness and safety to result in regulatory approval to market our product candidate for a particular indication, in any particular jurisdiction. Effectiveness data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidate may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market our current product candidate or any future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

To date, long-term safety and effectiveness have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in early studies or trials, if any, may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, it cannot be certain that the results will support our product candidate claims. Success in preclinical testing and pilot clinical trials does not ensure that later pilot or pivotal clinical trials will be successful. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing. In particular, the limited results we have obtained for our tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Any such failure could cause us to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay us in obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

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

The patent positions of medical device companies are uncertain and involve complex legal and factual questions. We have filed a patent application with the USPTO regarding proprietary compositions of rhNELL-1 polypeptide for treating bone conditions. There can be no assurance that the USPTO will approve our patent application. If our patent application is not approved by the USPTO, we may not be able to protect our product candidates.

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

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the USPTO, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future patent protection for our product candidates and technology is uncertain. For example:

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

Our future financial performance will depend upon the introduction and customer acceptance of our products. Even if we obtain regulatory approval for our lead product candidate or any future product candidates, the products may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including treatment centers. Market acceptance of any product candidates for which we receive approval depends on a number of factors, including:

●	receipt of regulatory approval of marketing claims for the uses that we are developing;

●	the effectiveness and safety of such product candidates as demonstrated in clinical trials;

●	the clinical indications and patient populations for which the product candidate is approved;

●	acceptance by physicians, major treatment centers and patients of the product candidates as a safe and effective treatment;

●	the potential and perceived advantages of product candidates over alternative treatments;

●	relative convenience and ease of administration;

●	the safety of product candidates seen in a broader patient group, including our use outside the approved indications;

●	any restrictions on use together with other medications;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	the timing of market introduction of our product as well as competitive products;

●	the development of manufacturing and distribution processes for commercial scale manufacturing for our current product candidate and any future product candidates;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement from government and third-party payors, such as insurance companies, health maintenance organizations and other health plan administrators;

●	our ability to attract corporate partners, including medical device, biotechnology and pharmaceutical companies, to assist in commercializing our proposed products; and

●	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

We face competition from numerous medical device, pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidate or future product candidates. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Competition could result in reduced sales and pricing pressure on our current product candidate or future product candidates, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. The biotechnology industry is intensely competitive and involves a high degree of risk. We compete with other companies that have far greater experience and financial, research and technical resources than us. Potential competitors in the U.S. and worldwide are numerous and include medical device, pharmaceutical and biotechnology companies, educational institutions and research foundations, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than ours. Some of our competitors may develop and commercialize products that compete directly with those incorporating our technology or may introduce products to market earlier than our product candidates or on a more cost-effective basis. Our competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our technology. We may face competition with respect to product effectiveness and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent position, including the potentially dominant patent positions of others. An inability to successfully complete our product development or commercializing our product candidates could result in our having limited prospects for establishing market share or generating revenue.

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

The ultimate impact of a public health crisis on our business operations will depend on, among other things, the severity and length of the health crisis, the duration, effectiveness and extent of the mitigation measures and actions designed to contain the outbreak, the emergence, contagiousness and threat of new and different strains of the disease, the availability and effectiveness of vaccines and effective treatments, public acceptance of vaccines and treatments for the disease, if any, as well as the resulting economic conditions and how quickly and to what extent normal economic and operating conditions resume, all of which are highly uncertain. Such extraordinary events and their aftermaths can cause investor fear and panic, which could further materially and adversely affect our operations, the economies in which we operate, and the financial markets generally in ways that cannot necessarily be predicted and which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from a public health crisis could materially and adversely affect our business and the value of our common stock.

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

As of December 31, 2025, we had federal net operating loss, or NOLs, carryforwards of approximately $46,140,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2037. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

You should consider an investment in our common stock to be risky. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section are:

●	our ability to meet the Nasdaq listing requirements;
●	volatility and limitations in trading volumes of our shares of common stock;
●	our ability to obtain financing to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	the timing and success of our clinical trials and introduction of products to the market;
●	changes in the development status of our product candidate;
●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;
●	safety concerns related to the use of our product candidate;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

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

Future sales and issuances of our common stock or equity-linked securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

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

Nasdaq requires that the trading price of listed stock remain above $1.00 in order for the stock to remain listed. If a listed stock trades below $1.00 for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing standards, including those regarding minimum stockholders’ equity, minimum publicly available shares, director independence and independent committee requirements and other corporate governance requirements. We recently regained compliance with Nasdaq’s listing standards, and Nasdaq will continue to monitor our compliance with its requirements. Nasdaq also recently proposed a rule that, if approved, would require companies to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. If we are unable to satisfy these standards, or if Nasdaq’s proposed rule is approved and we fail to maintain a MVLS of at least $5 million for 30 consecutive trading days, we could be subject to delisting, which would have a negative effect on the price of our common stock, impair your ability to sell or purchase our common stock or warrants when you wish to do so, and potentially cause you to lose the value of your investment in us. In the event of a delisting, we would expect to take actions to restore our compliance with the listing standards, but we can provide no assurance that any action we take to restore our compliance would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future noncompliance with the listing requirements.

If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares of common stock. Moreover, if we are delisted from Nasdaq, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be significantly adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

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

As of December 31, 2025, management assessed the effectiveness of our internal controls over financial reporting, and based on that evaluation, they concluded that our internal controls and procedures were effective.

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

Our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and our Amended and Restated Bylaws (“Bylaws”), and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

Holders

As of February 23, 2026, there were 22 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

During 2024, we announced the treatment of the first subjects in the multicenter, prospective, randomized pilot clinical study of our NB1 bone graft device. NB1 is NELL-1 protein combined with demineralized bone matrix (DBM) to provide rapid, specific and guided control over bone regeneration.

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

Reverse Stock Split

On June 5, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-6 reverse stock split of our outstanding common stock. The reverse stock split became effective on June 10, 2025. The conversion or exercise prices of our issued and outstanding stock options and warrants were adjusted accordingly in connection with the reverse stock split. All historical share and per share amounts reflected throughout this Annual Report have been adjusted to reflect the reverse stock split.

June 2025 Public Offering

On June 27, 2025, we issued investors 793,750 shares of common stock and pre-funded warrants to purchase 456,250 shares of common stock for $4.00 per share (the shares of common stock had a public offering price of $4.00 per share. The pre-funded warrants had a public offering price of $3.999 per share, and the Company also received at closing the pre-funded warrants exercise price of $0.001 per share). In addition, we issued investors Series D warrants to purchase 1,250,000 shares of its common stock (exercise price of $4.00 per share), expiring on June 30, 2030, and Series E warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on November 30, 2027. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $647,208, were $4,352,792.

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

ATM Offering

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

During the year ended December 31, 2025, the Company sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

	Year ended December 31, 2025	Year ended December 31, 2024	% Change
Operating expenses
Research and development	$1,060,191	$2,130,385	(50.23)%
General and administrative	2,174,751	2,088,776	4.12%

Total operating expenses	3,234,942	4,219,161	(23.33)%

Loss from operations	(3,234,942)	(4,219,161)	(23.33)%

Change in fair value of warrant liability	3,967	51,081	(92.23)%

Interest Income	121,984	55,660	119.16%

Net loss	$(3,108,991)	$(4,112,420)	(24.40)%

Research and Development

Research and development expenses decreased from $2,130,385 during the year ended December 31, 2024 to $1,060,191 during the year ended December 31, 2025, a decrease of $1,070,194. This reduction resulted from lower protein needs during our pilot clinical study. We expect ongoing significant investment in NELL-1 development as we prepare for our pivotal clinical study.

General and Administrative

Our general and administrative expenses increased by $85,975, from $2,088,776 during the year ended December 31, 2024, to $2,174,751 during the year ended December 31, 2025. The increase is primarily due to the appointment of an independent director in late 2024, replacing a non-independent director. Independent directors receive compensation for their Board duties.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at December 31, 2025.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to December 31, 2025 have incurred accumulated losses of approximately $88.1 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $4.9 million. The accompanying consolidated financial statements for the year ended December 31, 2025 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $3.1 million, and used net cash in operating activities of $2.7 million during the year ended December 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s audited financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 27, 2025, we completed a public offering of common stock, pre-funded warrants and warrants for net proceeds of $4,352,792. See “June 2025 Public Offering” above for additional information.

During the year ended December 31, 2025, we sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

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

As of December 31, 2025 and 2024, we had cash of $5,334,322 and $3,325,131, respectively.

We expect our available cash to fund our operations into the fourth quarter of 2026.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024:

Operating activities

During the year ended December 31, 2025 and 2024, cash used in operating activities was $2,691,150 and $4,124,935 respectively. Cash expenditures for the year ended December 31, 2025 decreased primarily due to our reduced research and development activities.

Financing activities

During the year ended December 31, 2025, cash provided by financing activities of $4,700,341 resulted from the net proceeds of our June 2025 public offering of common stock units and proceeds from the ATM Facility. During the year ended December 31, 2024, cash provided by financing activities of $4,423,497 resulted from the net proceeds of our March 2024 public offering of common stock units, warrant inducement offering in August 2024 and proceeds from the ATM Facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Use of Estimates

Use of Estimates and Assumptions.

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the valuation of stock options and warrants and income tax valuation allowances. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards

See discussion in Note 2 to the consolidated financial statements for the year ended December 31, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the assessment using those criteria, management concluded that as of December 31, 2025, our internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On February 23, 2026, the Board of Directors determined that its 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) will be held on August 11, 2026. The 2026 Annual Meeting date, the record date for the 2026 Annual Meeting and detailed information regarding the proposals to be presented at the 2026 Annual Meeting will be set forth in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC. Since the 2026 Annual Meeting will take place more than 60 days after the anniversary of our last annual meeting of stockholders, the due dates for the submission of any qualified stockholder proposal or qualified stockholder nomination under applicable SEC rules and our Bylaws, as amended, listed in our Definitive Proxy Statement on Schedule 14A for our last annual meeting of stockholders, filed with the SEC on April 23, 2025, are no longer applicable. Such nominations or proposals are now due to be received by the Company no later than 90 calendar days prior to the 2026 Annual Meeting, or May 13, 2026, and must comply with all of the applicable requirements set forth in the rules. Stockholder proposals and director nominations should be mailed to the following address: Bone Biologics Corporation, Attention: Corporate Secretary, 2 Burlington Woods Drive, Suite 100, Burlington, MA 01803

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table sets forth certain information regarding our directors and executive officers as of February 23, 2026:

Name	Age	Position
Jeffrey Frelick	60	Chief Executive Officer and President
Deina H. Walsh	61	Chief Financial Officer
Bruce Stroever	76	Chairman of the Board of Directors
Siddhesh Angle	42	Director
Robert Gagnon	51	Director
Phil Meikle	62	Director

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

Bruce Stroever: Chairman of the Board of Directors

Mr. Stroever has served on the Board of Directors since 2012, bringing forty years of product development and general management experience in the medical device and orthobiologics fields. Mr. Stroever most recently served as President and Chief Executive Officer at MTF until he retired in 2018 after 30 years of service. Under Mr. Stroever’s leadership, MTF grew to be the largest tissue bank in the world. From 1971 to 1988, Mr. Stroever held several positions with Ethicon, Inc., a Johnson & Johnson, Inc. subsidiary. Mr. Stroever served on the advisory board for the New Jersey Organ and Tissue Sharing Network. He was also elected to the Board of Governors of the American Association of Tissue Banks for a three-year term in 1999 and subsequently in 2012. He was a founding member of the Tissue Policy Group subsidiary of the AATB and served as its Chairman for two terms. Mr. Stroever serves on the Board of Donate Life New York State, a non-profit based in Albany, New York. Mr. Stroever received his B.E. in Mechanical/Chemical Engineering from Stevens Institute of Technology in 1972 and a M.S. in Bioengineering from Columbia University in 1977. Given Mr. Stroever’s educational background, his senior management experience in our industry and the continuity he brings to the Board of Directors, we believe that Mr. Stroever is well qualified to serve as a member of the Board of Directors.

Siddhesh (Sid) R. Angle: Director

Dr. Angle’s appointment to the Board of Directors became effective upon completion of October 2021 Offering. From 2018 to the present, Dr. Angle is Co-Founder, President and Chief Executive Officer of Regenosine, an early stage start-up for osteoarthritic disease. From 2021 to 2025, Dr. Angle also served on the Executive Team of Vetosine, an animal health affiliate of Regenosine. From 2020 to 2021, Dr. Angle was Associate Director, Innovation Commercialization at NYU Langone. From 2017 to 2020, Dr. Angle was Program Manager, Innovation Commercialization at NYU Langone. From 2013 to 2017, Dr. Angle worked in various R&D capacities at Zimmer Biomet, culminating as R&D manager of global orthobiologics. From 2011 to 2013, Dr. Angle served as Research Scientist at Carnegie Mellon University. Dr. Angle holds a PhD from University of Illinois in Bioengineering. Given Mr. Angle’s extensive background in research and development, we believe that Mr. Angle is well qualified to serve as a member of the Board of Directors.

Robert Gagnon: Director

Mr. Gagnon became a Board of Directors member on January 8, 2024. He is currently the Chief Financial Officer at Opus Genetics, a role he started in August 2025. Prior to that, he served as CFO for Remix Therapeutics from March 2023 to August 2025, as an Operating Partner at Gurnet Point Capital, a healthcare venture capital and private equity fund, from October 2022 to June 2023, Verastem, Inc. from August 2018 to October 2022, Harvard Bioscience, Inc. from November 2013 to August 2018, and Clean Harbors, Inc. between 2012 and 2013. His professional experience also includes senior roles at Biogen Idec, Deloitte & Touche, and PricewaterhouseCoopers. Mr. Gagnon earned his M.B.A. from MIT Sloan and a B.A. in accounting from Bentley College. He currently sits on the boards of both Verastem, Harvard Bioscience and Purple Biotech Ltd. With his comprehensive expertise in financial management, accounting, and leadership, we believe Mr. Gagnon is well qualified to serve as a member of the Board of Directors.

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

Corporate Governance

Our Board of Directors consists of four members: Bruce Stroever, Sid Angle, Robert Gagnon and Phil Meikle.

Director Independence

The listing standards of Nasdaq require that a majority of our Board of Directors be independent. No director will qualify as independent unless the Board of Directors affirmatively determines that the director has no relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon the Nasdaq listing standards and applicable SEC rules and regulations, our Board of Directors has determined that each of Bruce Stroever, Sid Angle, Robert Gagnon and Phil Meikle are independent.

Board of Directors Leadership Structure and Role in Risk Oversight

The Board of Directors believe it is important to select the Company’s Chairman and Chief Executive Officer in the manner it considers in the best interests of the Company at any given time. The Board of Directors has elected a Chairman of the Board who is different from the Company’s Chief Executive Officer.

The Board of Directors currently is comprised of individuals who are independent from the management of the Company. The Board of Directors and its committees meet regularly throughout the year to assure that the independent directors are well briefed and informed with regard to the Company’s affairs. Independent directors have unfettered access to any employee within the Company and are encouraged to call upon whatever employee he deems fit to secure the information each director feels is important to their understanding of our Company. In this fashion, we seek to maintain well informed, independent directors who are prepared to make informed decisions regarding our business affairs.

Management is responsible for the day-to-day management of risks the Company faces, while the Board of Directors as a whole plays an important role in overseeing the identification, assessment and mitigation of such risks. The Board of Directors reviews information regarding the Company’s finances and operations, as well as the risks associated with each. For example, the oversight of financial risk management lies primarily with the Board of Directors’ Audit Committee, which is empowered to appoint and oversee our independent auditors, monitor the integrity of our financial reporting processes and systems of internal controls and provide an avenue of communication among our independent auditors, management and the Board of Directors. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s compensation plans and arrangements. In fulfilling its risk oversight responsibility, the Board, as a whole and acting through any established committees, regularly consults with management to evaluate and, when appropriate, modify our risk management strategies.

Board of Directors Committees

Our Board of Directors has appointed a standing audit committee, nominating and corporate governance committee, and compensation committee. Each committee acts pursuant to a written charter adopted by our Board of Directors. The current charters for each board committee are available on our website, www.bonebiologics.com under the heading, “Investors” and the subheading, “Corporate Governance.”

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

Compensation Committee

The Compensation Committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The Compensation Committee makes recommendations to our Board of Directors in connection with such compensation and performance plans. The Board of Directors has determined that each member of the Compensation Committee, consisting of Bruce Stroever (Chair), Robert E. Gagnon, and Sid Angle, meets the independence requirements applicable to compensation committee members under the Nasdaq listing standards.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for (i) identifying, screening and reviewing individuals qualified to serve as directors (consistent with criteria approved by our Board of Directors) and recommending to our Board of Directors candidates for nomination for election at the annual meeting of stockholders or to fill Board of Directors vacancies or newly created directorships; (ii) developing and recommending to our Board of Directors and overseeing the implementation of our corporate governance guidelines (if any); (iii) overseeing evaluations of our Board of Directors and (iv) recommending to our Board of Directors candidates for appointment to Board of Directors committees. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee, consisting of Bruce Stroever, Robert E. Gagnon, and Sid Angle (Chair), meets the independence requirements applicable to nominating committee members under the Nasdaq listing standards.

Indemnification Agreements

Our Board of Directors has approved and we have entered into an indemnification agreement with each of our directors and executive officers (“Indemnification Agreement”). The Indemnification Agreement provides for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The Indemnification Agreement also provides for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The Indemnification Agreement sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the Indemnification Agreement.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except with respect to Jeffrey Frelick and Deina Walsh who each filed one late Form 4 disclosing one transaction.

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

The table below summarizes the compensation earned for services rendered to us in all capacities, for the fiscal years indicated, by named executive officers:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Total Compensation ($)

Jeffrey Frelick,	2025	$300,000	$26,269	$100,000	$426,269
Chief Executive Officer and President	2024	$300,000	$30,788	$54,109	$384,897

Deina Walsh,	2025	$200,000	$13,136	$50,000	$263,136
Chief Financial Officer	2024	$200,000	$15,394	$27,054	$242,448

(1)	Represents the grant date fair value of the option award, calculated in accordance with FASB ASC 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards for 2025 are set forth in Note 8 of the financial statements included with this Form 10-K.
(2)	The amounts shown in this column reflect performance-based cash awards earned during the applicable fiscal year under our executive compensation program.

Annual Performance-Based Awards

The Company has an annual performance-based cash award program for our executive officers, which is designed to reinforce the Company’s goals and strategic initiatives, and reward our executive officers for meeting objective performance goals for a fiscal year. The annual performance-based awards are determined by the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the Compensation Committee and our Board of Directors. For each of the fiscal years ended December 31, 2025 and 2024, annual bonuses were based on achievement of Company goals related to clinical development objectives, business development goals, capital raising and certain investor goals. The target award opportunity under the annual performance-based award program for each of the fiscal years ended December 31, 2025 and 2024 as a percentage of base salary was 50% for Mr. Frelick and 25% for Ms. Walsh.

Following the Compensation Committee’s review of the achievement of corporate and individual performance for the fiscal year ended December 31, 2025, the Compensation Committee awarded Mr. Frelick $100,000 in cash and options to purchase 16,668 shares of common stock and Ms. Walsh $50,000 in cash and options to purchase 8,335 shares of common stock, respectively. For fiscal year ended December 31, 2024, the Compensation Committee awarded Mr. Frelick $54,109 in cash and options to purchase 9,019 shares of common stock and Ms. Walsh $27,054 in cash and options to purchase 4,510 shares of common stock, respectively.

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

Pursuant to the Frelick Agreement, he is eligible to earn an annual target bonus of 50% of his base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the Board of Directors, or the Compensation Committee (after considering any input or recommendations from Mr. Frelick) within 60 days of the beginning of each calendar year during Mr. Frelick’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Mr. Frelick must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than 50% of Mr. Frelick’s base salary. In the event of Mr. Frelick’s termination without cause, Mr. Frelick is entitled to receive any unpaid salary and expenses, a payment equal to 12 months of his base salary, a pro-rated annual bonus at the Board of Directors’ discretion, and a continuation of benefits for 12 months. To allow Mr. Frelick to prevent or mitigate dilution of his equity interests in the Company, in connection with each financing, Mr. Frelick will be provided an opportunity to invest in the Company such that his interest, at his option, remains undiluted or partially diluted.

Deina Walsh – Chief Financial Officer

On December 17, 2021, the Company entered into an employment agreement with Ms. Walsh, effective January 3, 2022, to serve as the Company’s full-time Chief Financial Officer with an annual salary of $200,000. Ms. Walsh’s employment agreement has an indeterminate term and is at will.

Pursuant to Ms. Walsh’s employment agreement she is eligible to earn an annual target bonus of 25% of her base salary as in-effect for the applicable calendar year, subject to the achievement of personal and corporate objectives or milestones to be established by the Board of Directors, or any compensation committee thereof, (after considering any input or recommendations from Ms. Walsh) within 60 days of the beginning of each calendar year during Ms. Walsh’s employment. In order to earn the annual bonus under this provision, the applicable objectives must be achieved and Ms. Walsh must be employed by Company at the time the annual bonus is distributed by Company. The annual bonus, if any, shall be paid on or before March 15th of the calendar year following the year in which it is considered earned. The actual annual bonus paid may be more or less than 25% of Ms. Walsh’s base salary. In the event of Ms. Walsh’s termination without cause, Ms. Walsh is entitled to receive any unpaid salary and expenses, a payment equal to 4 months of her base salary, a pro-rated annual bonus at the Board of Directors’ discretion, and a continuation of benefits for 4 months. To allow Ms. Walsh to prevent or mitigate dilution of her equity interests in the Company, in connection with each financing, Ms. Walsh shall be provided an opportunity to invest in the Company such that her interest, at her option, remains undiluted or partially diluted.

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

Stock Options

On January 8, 2026, Mr. Frelick received a stock option grant whereby he is entitled to purchase 16,668 shares of common stock at an exercise price of $1.55. The stock options vested immediately and expire on January 8, 2036. In the event Mr. Frelick is terminated prior to January 8, 2036, any unexercised portion of this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 8, 2036.

On January 8, 2026, Ms. Walsh received a stock option grant whereby she is entitled to purchase 8,335 shares of common stock at an exercise price of $1.55. The stock options vested immediately and expire on January 8, 2036. In the event Ms. Walsh is terminated prior to January 8, 2036, any unexercised portion of this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 8, 2036.

On January 15, 2025, Mr. Frelick received a stock option grant whereby he is entitled to purchase 9,019 shares of common stock at an exercise price of $5.82. The stock options vested immediately and expire on January 15, 2027. In the event Mr. Frelick is terminated prior to January 15, 2027, any unexercised portion of this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 15, 2027.

On January 15, 2025, Ms. Walsh received a stock option grant whereby she is entitled to purchase 4,510 shares of common stock at an exercise price of $5.82. The stock options vested immediately and expire on January 15, 2027. In the event Ms. Walsh is terminated prior to January 15, 2027, any unexercised portion of this stock option grant will be forfeited unless such termination is without Cause, as defined in the 2015 Equity Incentive Plan, in which case the vested and unexercised options will not be forfeited until the earlier of three months from such termination or January 15, 2027.

Our Compensation Committee believes the compensation under the employment agreements and other incentives granted to our named executive officers align our named executive officers’ interests with those of our stockholders. Our Compensation Committee and Board of Directors continue to evaluate our executive compensation program with a view toward motivating our named executive officers to meet our strategic operational and financial goals in the best interests of our stockholders.

Outstanding Equity Awards at Fiscal Year End

Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date
(a)	(b)	(e)	(f)
Jeffrey Frelick, Chief Executive Officer and President	9,019	$5.82	January 15, 2027
	4,167	$21.66	January 17, 2026
	8	$73,800.00	May 26, 2026
Deina Walsh, Chief Financial Officer	4,510	$5.82	January 17, 2026
	2,084	$21.66	January 17, 2026

Director Compensation

As a smaller reporting company under the Exchange Act, we are providing the following director compensation information in accordance with the scaled disclosure requirements of Regulation S-K.

The following table shows information regarding the compensation earned during the year ended December 31, 2025 by the members of our Board of Directors.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Bruce Stroever	$40,000	$64,089	$104,089
Sid Angle	30,000	64,089	94,089
Robert Gagnon	30,000	64,089	94,089
Phil Meikle	25,000	64,089	89,089

(1)	The amounts in this column reflect the aggregate grant date fair value of stock options under FASB ASC Topic 718, which was determined using a Black-Scholes option-pricing model with the assumptions that will be disclosed in our consolidated financial statements for the fiscal year 2025. The following table provides information regarding equity awards held by each independent non-employee director as of December 31, 2025:

Name	Stock Options Outstanding (#)
Bruce Stroever	17,425
Sid Angle	17,438
Robert Gagnon	16,939
Phil Meikle	15,183

The Board of Directors adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) as follows:

Annual Cash Compensation

Each member of the Board of Directors who (i) is an independent director under applicable Nasdaq Listing Rules, except that the amount of compensation as referred to in the Nasdaq Rule 5605 shall not exceed $10,000 per year and/or (ii) does not beneficially own, or is not a director or executive officer of an entity which beneficially owns, 5% or more of the Company’s common stock (each such member an, “Independent Director”) will receive compensation set forth below for service on the Board of Directors. The annual cash compensation amounts will be payable in equal quarterly installments, in arrears following the end of each quarter in which the service occurred, pro-rated for any partial months of service. All annual cash fees are vested upon payment.

1.	Annual Board Service Retainer:

a.	All Independent Directors other than the Board of Directors Chair: $25,000
b.	Independent Director who is the Board of Directors Chair: $35,000

2.	Annual Committee Chair Service Retainer (in addition to Annual Board of Directors Service Retainer):

a.	Chairman of the Audit Committee: $5,000
b.	Chairman of the Compensation Committee: $5,000
c.	Chairman of the Corporate Governance Committee: $5,000

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

(a) Automatic Equity Grants.

(i) Initial Grant for New Directors. Without any further action of the Board of Directors, each person who, after the Effective Date, is elected or appointed for the first time to be an Independent Director will automatically, upon the date of his or her initial election or appointment to be an Independent Director, be granted a Nonstatutory Stock Option to purchase 2 shares of common stock (the “Initial Grant”), regardless of when such person is elected or appointed to the Board of Directors. Each Initial Grant will fully vest on the date of the annual meeting of the stockholders of the Company (“Annual Meeting”) next following the Initial Grant.

(ii) Annual Grant. Without any further action of the Board of Directors, at the close of business on the date of each Annual Meeting following the Effective Date, each person who is then an Independent Director will automatically be granted to a Nonstatutory Stock Option to purchase a number of shares of common stock having an option value (calculated on the date of grant) of $50,000 (the “Annual Grant”). Each Annual Grant will vest in a series of four successive equal quarterly installments over the one-year period measure from the date of grant.

(iii) Pro-rated Annual Grant. If a person is elected or appointed to the Board of Directors at a time other than at the annual stockholder meeting, then on the date of such election or appointment, the person will be automatically, and without further action by the Board of Directors, granted an Annual Grant covering a pro-rated number of shares of common stock pursuant to the Director Compensation Policy.

Policies and Practices Related to the Grant of Certain Equity Awards

We have adopted a policy governing the grant of equity awards in order to create a framework for the consistent process for the granting of equity awards and to ensure the integrity and efficiency of our equity award process. Equity awards, including stock options, are granted in accordance with a predetermined schedule. Initial grants of equity awards, including stock options, to newly appointed Independent Directors are granted as of the date of the Independent Director’s appointment to the Board of Directors. Annual grants of equity awards, including stock options, to Independent Directors are made at the close of business on the date of each annual meeting of stockholders. Equity awards, including stock options, to executive officers are granted on the third Wednesday in the month of January, or as soon as reasonably practicable thereafter.

Our Compensation Committee does not purposely accelerate or delay the public release of material information in order to allow the award recipient to benefit from a more favorable stock price. Management advises the Compensation Committee and the Board of Directors whenever it is aware that material non-public information is planned to be released to the public in close proximity to the grant date of any equity award, including stock options.

During the fiscal ended December 31, 2025, we did not grant any equity awards, including stock options, to our named executive officers in the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material non-public information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of shares subject to currently outstanding equity awards, their weighted-average exercise price, and the number of shares available for future grants under our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	87,777	$53.62	5,017,138
Equity compensation plans not approved by security holders	-	-	-
Total	87,777	$53.62	5,017,138

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information, as of February 23, 2026, regarding the beneficial ownership of our common stock by:

●	each person known by us to be a beneficial owner of more than five percent of our outstanding common stock;
●	each of our directors and director nominee;
●	each of our named executive officers; and
●	all directors and executive officers as a group.

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

Name of Beneficial Owner or Identity of Group	Shares(1)		Percentage

5% or greater stockholders:

Intracoastal Capital LLC(2)	199,251		9.9%

Executive Officers and Directors(3):

Jeffrey Frelick	26,055	(4)	1.4%
Sid Angle	14,817	(5)	*
Bruce Stroever	14,804	(6)	*
Deina H. Walsh	13,158	(7)	*
Robert E. Gagnon	14,318	(8)	*
Phil Meikle	12,562	(9)	*

Total Officers and Directors as a Group (6 persons)	95,714	(10)	5.1%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Based on 1,795,260 outstanding shares. The number of shares issued and outstanding that was used to calculate the percentage ownership of each listed person includes the shares underlying convertible debt, stock options and warrants that are exercisable within 60 days from our report date.
(2)	This information is based on a Schedule 13G/A filed with the SEC on November 7, 2025 by Intracoastal Capital LLC (“Intracoastal”), Daniel B. Asher and Mitchell P. Kopin, which reports shared voting and dispositive power of 199,251 shares of common stock issuable upon exercise of a warrant held by Intracoastal (the “Warrant”), based on 1,795,260 shares of common stock outstanding as of August 14, 2025, plus 199,251 shares of common stock issuable upon the exercise of the Warrant. Due to certain beneficial ownership blockers, the foregoing excludes (i) 50,749 shares of common stock issuable upon exercise of the Warrant, (ii) 250,000 shares of common stock issuable upon exercise of a second warrant held by Intracoastal, (iii) 5 shares of common stock issuable upon exercise of a third warrant held by Intracoastal, (iv) 6,185 shares of common stock issuable upon exercise of a fourth warrant held by Intracoastal, (v) 32,552 shares of common stock issuable upon exercise of a fifth warrant held by Intracoastal, and (vi) 32,552 shares of common stock issuable upon exercise of a sixth warrant held by Intracoastal. Without such blocker provisions, each of the reporting persons may have been deemed to have beneficial ownership of 571,294 shares of common stock. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 1011 Lake Street, Suite 311, Oak Park, Illinois 60301.
(3)	Except as indicated by footnote, the address for our executive officers and directors is 2 Burlington Woods Drive, Ste 100, Burlington, MA 01803.
(4)	Includes 25,695 shares underlying stock options exercisable within 60 days.
(5)	Includes 14,817 shares underlying stock options exercisable within 60 days.
(6)	Includes 14,804 shares underlying stock options exercisable within 60 days.
(7)	Includes 12,845 shares underlying stock options exercisable within 60 days.
(8)	Includes 14,318 shares underlying stock options exercisable within 60 days.
(9)	Includes 12,562 shares underlying stock options exercisable within 60 days.
(10)	Consists of 673 shares and 95,041 shares underlying stock options exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2024, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

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

Director Independence

Our Board of Directors consists of four members: Bruce Stroever, Sid Angle, Robert Gagnon and Phil Meikle. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that all directors qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2) and pursuant to applicable provisions of the Exchange Act, based upon the Nasdaq listing standards and applicable SEC rules and regulations. In making such determinations, our Board of Directors considered the relationships that each of our directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each director.

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

The following tables set forth the aggregate fees billed to us by Weinberg & Company, P.A. during the years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees	$111,155	$89,108
Audit Related Fees	36,000	89,620
Tax fees	-	-
All other fees	-	-
Total	$147,155	$178,728

Audit Fees

Audit fees during the years ended December 31, 2025 and 2024 were for professional services rendered for the audit of our annual consolidated financial statements, for the reviews of our quarterly financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit		Incorporated by reference (unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

2.1	Agreement and Plan of Merger, dated as of September 19, 2014, by and among AFH Acquisition X, Inc., Bone Biologics Acquisition Corp., and Bone Biologics, Inc.	8-K	000-53078	2.1	September 25, 2014

2.2	Certificate of Merger as filed with the California Secretary of State effective September 19, 2014	8-K	000-53078	2.2	September 25, 2014

3.1	Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	000-53078	3.1(i)	September 25, 2014

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	000-53078	3.1	October 15, 2021

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	001-40899	3.1	June 6, 2023

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bone Biologics Corporation	8-K	001-40899	3.1	December 18, 2023

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed June 5, 2025	8-K	001-40899	3.1	June 6, 2025

3.6	Amended and Restated Bylaws of Bone Biologics Corporation	8-K	001-40899	3.1	March 8, 2022

3.7	Amendment No. 1 to the Amended and Restated Bylaws of Bone Biologics Corporation	8-K	001-40899	3.1	October 24, 2023

4.1	Warrant Agent Agreement between the Company and Equiniti Trust Company dated as of October 13, 2021	8-K	000-53078	4.1	October 15, 2021

4.2	Form of Warrant (October 2021)	S-1	333-276771	4.2	January 30, 2024

4.3	Form of Representative’s Warrant (October 2021)	8-K	000-53078	1.1	October 15, 2021

4.4	Warrant Agent Agreement between the Company and Equiniti Trust Company dated as of October 7, 2022	8-K	001-40899	4.1	October 11, 2022

4.5	Form of Series A Warrant (October 2022)	S-1	333-276771	4.5	January 30, 2024

4.6	Form of Series B Warrant (October 2022)	S-1	333-276771	4.6	January 30, 2024

4.7	Form of Series C Warrant (October 2022)	S-1	333-276771	4.7	January 30, 2024

4.8	Form of Representative’s Warrant (October 2022)	8-K	001-40899	1.1	October 11, 2022

4.9	Form of Warrant (November 2023)	S-3	333-276412	4.1	January 5, 2024

4.10	Form of Placement Agent Warrant (November 2023)	8-K	001-40899	4.2	November 20, 2023

4.11	Form of Warrant dated March 6, 2024	8-K	001-40899	4.1	March 6, 2024

4.12	Form of Placement Agent Warrant dated March 6, 2024	8-K	001-40899	4.3	March 6, 2024

4.13	Form of New Warrant dated August 2, 2024	8-K	001-40899	4.1	August 2, 2024

4.14	Form of Placement Agent Warrant dated August 2, 2024	8-K	001-40899	4.2	August 2, 2024

4.15	Form of Series D Warrant dated June 30, 2025	8-K	001-40899	4.1	June 30, 2025

4.16	Form of Series E Warrant dated June 30, 2025	8-K	001-40899	4.2	June 30, 2025

4.17	Form of Placement Agent Warrant dated June 30, 2025	8-K	001-40899	4.4	June 30, 2025

4.18*	Description of Securities	-	-	-	-

10.1+	Director Offer Letter, dated July 1, 2014, by and between Bruce Stroever and Bone Biologics Corporation	8-K	000-53078	10.4	September 25, 2014

10.2+	Form of Indemnification Agreement	S-1	333-276771	10.2	January 30, 2024

10.3+	Amended and Restated Employment Agreement, dated January 1, 2024, by and between Bone Biologics Corporation and Jeffrey Frelick	10-Q	001-40899	10.2	May 14, 2024

10.4+	Employment Agreement dated December 17, 2021 between the Company and Deina Walsh	8-K	001-40899	10.1	December 22, 2021

10.5+	Amendment No. 1 to Employment Agreement dated December 17, 2021 between the Company and Deina Walsh	10-Q	001-40899	10.3	May 14, 2024

10.6+	Bone Biologics Corporation Non-Employee Director Compensation Policy	8-K	000-53078	10.1	January 4, 2016

10.7+	Bone Biologics Corporation 2015 Equity Incentive Plan	8-K	000-53078	10.3	January 4, 2016

10.8+	First Amendment to the Bone Biologics Corporation 2015 Equity Incentive Plan	Schedule 14A	001-40899	Appendix B	August 3, 2023

10.9+	Second Amendment to the Bone Biologics Corporation 2015 Equity Incentive Plan	8-K	001-40899	10.1	May 30, 2025

10.10+	Form of Stock Option Grant Notice and Option Agreement for the Bone Biologics Corporation 2015 Equity Incentive Plan	8-K	000-53078	10.4	January 4, 2016

10.11+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	8-K	000-53078	10.5	January 4, 2016

10.12	Amended and Restated Exclusive License Agreement, dated as of March 21, 2019, by and between the Company and The Regents of the University of California	8-K	000-53078	10.1	April 16, 2019

10.13	First Amendment to the Amended License Agreement dated August 13, 2020 between the Company and the Regents of the University of California	S-1/A	333-257484	10.40	October 7, 2021

10.14	Third Amendment to the Amended License Agreement dated June 8, 2022 between the Company and the Regents of the University of California	8-K	001-40899	10.1	June 9, 2022

10.15	Supply and Development Support Agreement dated March 3, 2022 between the Company and Musculoskeletal Transplant Foundation, Inc.	10-K	001-40899	10.30	March 15, 2022

10.16	At The Market Offering Agreement, dated September 27, 2024, by and between Bone Biologics Corporation and H.C. Wainwright & Co., LLC	8-K	001-40899	1.1	September 27, 2024

10.17	Form of Securities Purchase Agreement dated June 27, 2025	8-K	001-40899	10.1	June 30, 2025

19.1	Bone Biologics Corporation Insider Trading Policy	10-K	001-40899	19.1	February 26, 2025

21.1*	List of Subsidiaries	—	—	—	—

23.1*	Consent of Independent Registered Public Accounting Firm, Weinberg & Company, P.A.	—	—	—	—

24*	Power of Attorney (included in signature page hereto)	—	—	—	—

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2025.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-K for the year ended December 31, 2025.	—	—	—	—

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

97	Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-40899	97	February 21, 2024

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104*	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

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

March 2, 2026	BONE BIOLOGICS CORPORATION

	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Jeffrey Frelick
Jeffrey Frelick	Chief Executive Officer (Principal Executive Officer)	March 2, 2026

/s/ Deina H. Walsh
Deina H. Walsh	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026

/s/ Bruce Stroever
Bruce Stroever	Director	March 2, 2026

/s/ Robert Gagnon
Robert Gagnon	Director	March 2, 2026

/s/ Siddhesh Angle
Siddhesh Angle	Director	March 2, 2026

/s/ Phillip Meikle
Phillip Meikle	Director	March 2, 2026

Bone Biologics Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bone Biologics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bone Biologics Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2024, the Company incurred a net loss of $3.1 million and used cash in operating activities of $2.7 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for June 2025 Public Offering and Equity Classification of Warrants

As described in Note 6 to the consolidated financial statements, in June 2025 the Company entered into a Securities Purchase Agreement and completed a public offering of common stock, pre-funded warrants, and warrants, resulting in net proceeds of approximately $4.4 million. The Company evaluated the terms of the pre-funded warrants and warrants under ASC 815, including the scope exception in ASC 815-40, and concluded the instruments qualified for equity classification.

We identified the evaluation of the warrant terms and the related accounting classification as a critical audit matter because auditing management’s analysis involved especially challenging auditor judgment in assessing multiple tranches of warrants with differing exercise prices and features, and in applying the complex guidance in ASC 815-40 to determine whether the instruments met the criteria for equity classification rather than liability treatment.

The primary procedures we performed to address this critical audit matter included, among others:

● We obtained and read the Securities Purchase Agreement and all related warrant agreements and evaluated the key contractual terms, including exercise prices, expiration dates and settlement provisions.

● We evaluated management’s accounting analysis and assessed the appropriateness of the equity classification conclusion by reference to the criteria in ASC 815-40.

● We recalculated the allocation of proceeds and evaluated the related financial statement disclosures.

We have served as the Company’s auditor since 2017.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 2, 2026

Bone Biologics Corporation

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets

Current Assets
Cash	$5,334,322	$3,325,131
Advances on research and development contract services	208,972	258,059
Prepaid insurance	232,946	268,179
Interest Receivable	9,895	-
Prepaid expenses	10,000	10,000
Total current assets	$5,796,135	$3,861,369
Total assets	$5,796,135	$3,861,369

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$417,884	$373,042
Warrant liability	703	4,670

Total current liabilities	418,587	377,712
Total liabilities	418,587	377,712

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 1,795,260 and 492,417 shares issued and outstanding at December 31, 2025 and 2024, respectively(1)	1,795	492
Additional paid-in capital(1)	93,506,122	88,504,543
Accumulated deficit	(88,130,369)	(85,021,378)

Total stockholders’ equity	5,377,548	3,483,657

Total liabilities and stockholders’ equity	$5,796,135	$3,861,369

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Operations

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues	$-	$-

Operating expenses
Research and development	1,060,191	2,130,385
General and administrative	2,174,751	2,088,776

Total operating expenses	3,234,942	4,219,161

Loss from operations	(3,234,942)	(4,219,161)

Other income
Change in fair value of warrant liability	3,967	51,081
Interest income	121,984	55,660

Total other income	125,951	106,741

Net loss	(3,108,991)	(4,112,420)

Deemed dividend on warrant inducements	-	(3,212,504)

Net loss attributable to common stockholders	$(3,108,991)	$(7,324,924)

Weighted average shares of common outstanding – basic and diluted(1)	1,174,869	252,960

Loss per share – attributable to common stockholders, basic and diluted(1)	$(2.65)	$(28.96)

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity(1)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity

Balance at December 31, 2023	89,127	$89		$83,815,230	$(80,908,958)	$2,906,361

Fair value of vested stock options	-	-		188,819	-	188,819

Options issued to settle accrued bonus	-	-		77,400	-	77,400

Proceeds from sale of common stock, warrants, and pre-funded warrants in public offering, net of offering costs of $495,227	19,833	20		1,504,093	-	1,504,113

Exercise of pre-funded warrants	110,376	110		552	-	662

Issuance of common shares from warrant inducement, net of costs of $287,233	130,208	130		1,806,390	-	1,806,520

Incremental value of warrant inducement	-	-		3,212,504	-	3,212,504

Deemed dividend on warrant inducement	-		-	(3,212,504)	-	(3,212,504)

Issuance of common shares from ATM, net of costs of $205,256	142,873	143		1,112,059	-	1,112,202

Net Loss	-	-		-	(4,112,420)	(4,112,420)

Balance at December 31, 2024	492,417	492		88,504,543	(85,021,378)	3,483,657

Fair value of vested stock options	-	-		256,358	-	256,358

Options issued to settle accrued bonus	-	-		46,183	-	46,183

Issuance of common shares from ATM, net of costs of $13,029	52,843	53		347,496	-	347,549

Proceeds from sale of common stock, warrants, and pre-funded warrants in public offering, net of offering costs of $647,208	793,750	794		4,351,998	-	4,352,792

Exercise of pre-funded warrants	456,250	456		(456)	-	-

Net Loss	-	-		-	(3,108,991)	(3,108,991)

Balance at December 31, 2025	1,795,260	$1,795		$93,506,122	$(88,130,369)	$5,377,548

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to consolidated financial statements.

Bone Biologics Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31, 2025	Year Ended December 31, 2024

Cash flows from operating activities
Net loss	$(3,108,991)	$(4,112,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	256,358	188,819
Change in fair value of warrant liability	(3,967)	(51,081)
Changes in operating assets and liabilities:
Advances on research and development contract services	49,087	70,785
Prepaid insurance	35,233	104,171
Interest receivable	(9,895)
Accounts payable and accrued expenses	91,025	89,780
Accrued legal settlement	-	(414,989)

Net cash used in operating activities	(2,691,150)	(4,124,935)

Cash flows from financing activities
Proceeds from issuance of common shares from ATM, net of costs	347,549	1,112,202
Proceeds from sale of common stock, warrants, and pre-funded warrants in public offering, net of offering costs	4,352,792	1,504,113
Proceeds from issuance of common shares from warrant inducement, net of costs	-	1,806,520
Exercise of pre-funded warrants	-	662

Net cash provided by financing activities	4,700,341	4,423,497

Net increase in cash	2,009,191	298,562

Cash, beginning of year	3,325,131	3,026,569
Cash, end of year	$5,334,322	$3,325,131

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$46,183	$77,400
Deemed dividend – warrant inducement	$-	$3,212,504

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

The Company is a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to the Company through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the U.S. Food and Drug Administration (“FDA”) that NELL-1/DBM will be classified as a device/drug combination product that will require an FDA-approved pre-market approval (“PMA”) application before it can be commercialized in the United States of America.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to December 31, 2025, has incurred accumulated losses of approximately $88.1 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $4.9 million. The accompanying consolidated financial statements for the year ended December 31, 2025 have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net loss of $3.1 million and used net cash in operating activities of $2.7 million during the year ended December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2025, the Company had cash of $5.3 million. Available cash is expected to fund the Company’s operations into the fourth quarter of 2026.

On June 27, 2025, the Company issued investors 793,750 shares of its common stock and pre-funded warrants to purchase 456,250 shares of common stock for $4.00 per share. In addition, warrants exercisable into 2,500,000 shares of common stock were also issued (see Note 7). The net proceeds received from the sale of common stock and pre-funded warrants, net of cash costs of $647,208, were $4,352,792.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States accompanying generally accepted accounting principles (“GAAP”) and include the financial statements of Bone Biologics Corporation and its wholly-owned subsidiary, Bone Biologics Inc. Intercompany balances and transactions have been eliminated in consolidation.

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

Cash

Cash primarily consists of bank demand deposits maintained by a major financial institution. The Company holds $5.2 million in a flexible CD account at Bank of America. This CD has no set maturity date, and funds can be withdrawn any time without penalty.

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

The fair value of financial instruments measured on a recurring basis was as follows as of December 31, 2025:

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$703	—	—	$703
Total liabilities at fair value	$703	—	—	$703

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the years ended December 31, 2025 as follows:

2025
Warrant liability
Balance as of beginning of period – December 31, 2024	$4,670
Change in fair value	(3,967)
Balance as of end of period – December 31, 2025	$703

The Company believes the carrying amount of certain financial instruments, including cash and accounts payable approximate their values based on their short-term nature and are excluded from the fair value tables above.

Prepaid Insurance

Prepaid insurance represents the premiums paid for directors and officers insurance coverage and for general liability insurance coverage in excess of the amortization of the total policy premium charged to operations at each balance sheet date. Such amount is determined by amortizing the total policy premium charged on a straight-line basis over the respective policy period. As the policy premiums incurred are generally amortizable over the ensuing twelve-month period, they are recorded as a current asset in the Company’s consolidated balance sheet at each reporting date and appropriately amortized to the Company’s consolidated statement of operations for each reporting period. The Company had $232,946 and $268,179 in prepaid insurance at December 31, 2025 and 2024, respectively.

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

Advances on research and development contract services

Payments made pursuant to contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and are then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. Expenses incurred under contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. The Company reviews the status of its various clinical trial and research and development contracts on a quarterly basis. The Company had $208,972 and $258,059 in advances on research and development contract services at December 31, 2025 and 2024, respectively.

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

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No such amounts were accrued as of December 31, 2025 and 2024.

Foreign Currency Translation

The consolidated financial statements are presented in the United States dollar, which is the functional and reporting currency of the Company.

The Company periodically incurs a cost or expense in a foreign jurisdiction denominated in a local currency. The Company purchases the required foreign currency to pay such cost or expense on an as-needed basis. Such cost or expense is converted into United States dollars for financial statement purposes based on the foreign currency conversion rate in effect on the transaction date. The Company purchases the requisite foreign currency to pay such cost or expense on an as-needed basis. For the years ended December 31, 2025 and 2024, any gain or loss resulting from the purchase of the foreign currency has been de minimis.

During the years ended December 31, 2025 and 2024, the Company incurred various costs and expenses denominated in the Australian dollar (AUD), which were converted into United States dollars at the average rate of 0.6451 and 0.6598 AUD per United States dollar, respectively. During the year ended December 31, 2025 the Company incurred various costs and expenses denominated in the Singapore dollar (SGD), which were converted into United States dollars at the average rate of 0.7656 SGD per United States dollar. No SGD transactions occurred during the year ended December 31, 2024. As of December 31, 2025 and 2024, the Company did not hold any currencies other than the United States dollar in its bank accounts, and was not a party to any foreign currency forward or exchange contracts.

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

Net Loss per Common Share

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, and the conversion of convertible debt are anti-dilutive for the years ended December 31, 2025 and 2024, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Warrants	2,884,037	309,037
Stock options	87,777	32,434
	2,971,814	341,471

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

In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20)”. This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this ASU are effective for all entities for annual reporting periods beginning January 1, 2026, and interim reporting periods within those annual reporting periods. The adoption of this ASU has not had a material effect on the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard was effective for public companies for fiscal years beginning after December 15, 2024. The Company adopted the ASU on January 1, 2025 on a prospective basis. This standard did not affect the Company’s financial position, operating results, or cash flows (see Note 5).

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

During 2024, the Company announced the treatment of the first subjects in the multicenter, prospective, randomized pilot clinical study of our NB1 bone graft device. NB1 is NELL-1 protein combined with demineralized bone matrix (DBM) to provide rapid, specific and guided control over bone regeneration.

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

The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and other third parties related to our pilot clinical study. For the years ending December 31, 2025 and 2024, research and development expenses were principally attributable to clinical trials conducted for the Company’s lead product candidate. Management does not believe it is dependent on any single service provider. At December 31, 2025, the estimated remaining commitment under these agreements is approximately $251,999.

Research and development costs are summarized below based on the respective geographical regions where such costs are incurred.

	Years Ended December 31,
	2025	2024

United States	$653,215	$1,478,785
Australia	329,330	651,600
Singapore	77,646	-
Total	$1,060,191	$2,130,385

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	December 31, 2025	December 31, 2024
Warrant liability:
Risk-free interest rate	3.47%	4,28%
Expected volatility	155.04%	146.75%
Expected life (in years)	1.78	2.78
Expected dividend yield	-	-

Fair Value:
Warrant liability	$703	$4,670

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

5. Income Taxes

No federal or state tax provisions have been provided for the years ended December 31, 2025 and 2024 due to the losses incurred during such periods. The provision for income taxes consists of the following:

Year Ended	December 31, 2025	December 31, 2024

Current:
Federal	$-	$-
State	-	-

Total current	-	-

Deferred:
Federal	-	-
State	-	-

Total deferred	-	-

Provision for income taxes	$-	$-

The components of deferred tax assets and liabilities consist of the following:

	December 31, 2025	December 31, 2024

Deferred tax assets
Net operating loss carryforwards	$14,145,000	$10,771,000
Accrued expenses	1,809,000	2,125,000
Research and development credit carryforwards	938,000	938,000
Stock-based compensation	7,919,000	7,848,000

Deferred tax assets before valuation allowance	24,811,000	21,682,000

Less: Valuation allowance	(24,811,000)	(21,682,000)
Net deferred income tax assets	-	-
Deferred tax liabilities	-	-

Net deferred tax assets (liabilities)	$-	$-

The Company’s federal and state net operating loss carryforwards at December 31, 2025 and 2024 were approximately $46,140,000 and $34,585,000, respectively, and will begin to expire in 2037 if not utilized.

The Company reviews its deferred tax assets for realization based upon historical taxable income, prudent and feasible tax planning strategies, the expected timing of the reversals of existing temporary differences and expected future taxable income. The Company has concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against the net deferred tax assets in the amount of $24,811,000 at December 31, 2025. The net change in the valuation allowance for the year ended December 31, 2025 was $3,129,000.

The effective tax rate differs from the statutory tax rate principally due to the change in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2025 and 2024 is as follows:

	December 31, 2025		December 31, 2024

Statutory federal income tax rate	$(652,888)	21.0%	$(863,608)	21.0%
State taxes, net of federal tax benefit	(885,062)	28.5%	(978,736)	23.8%
Nondeductible permanent items	-	-%	-	-%
Deferred tax rate change	-	-%	-	-%
Research and development credit	-	-%	-	-%
Change in valuation allowance	1,537,950	(49.5)%	1,842,344	(44.8)%
Income tax provision	$-	0.0%	$-	0.0%

The Company’s effective tax rate is 0% for income tax for the years ended December 31, 2025 and 2024. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of December 31, 2025 and 2024, the Company had an aggregate of 1,795,260 and 492,417 shares of common stock outstanding, respectively.

2025 transactions

June 2025 Public Offering

On June 27, 2025, the Company entered into a Securities Purchase Agreement and issued investors 793,750 shares of its common stock and pre-funded warrants to purchase 456,250 shares of common stock for $4.00 per share (the shares of common stock had a public offering price of $4.00 per share. The pre-funded warrants had a public offering price of $3.999 per share, and the Company also received at closing the pre-funded warrants exercise price of $0.001 per share). In addition, the Company issued investors Series D warrants to purchase 1,250,000 shares of its common stock (exercise price of $4.00 per share), expiring on June 30, 2030, and Series E warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on November 30, 2027. The pre-funded warrants and the Series D and Series E warrants were classified as equity. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $647,208, were $4,352,792.

During June and July 2025, 456,250 shares of common stock were issued upon the exercise of the 456,250 pre-funded warrants.

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

During the year ended December 31, 2025, the Company sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

2024 transactions

March 2024 Offering

On March 6, 2024, the Company sold 19,833 shares of common stock together with warrants to purchase 19,833 shares of common stock (exercise price of $14.58 per share), expiring on March 6, 2029, at a combined public offering price of $15.36. In addition, the Company sold pre-funded warrants to purchase 110,375 shares of common stock together with warrants to purchase 110,375 shares of common stock, for a combined price of $15.354. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $495,227, were $1,504,113.

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

August 2024 Warrant Inducement

On August 2, 2024, existing warrants to purchase 130,210 shares of common stock issued in March 2024, were exercised for cash at the exercise price of $14.58 per share, for gross proceeds of $1,898,440. As an inducement for the warrant holders to exercise the existing warrants for cash, new warrants to purchase 260,420 shares of common stock (the “Inducement Warrants”) were issued to the warrant holders for gross proceeds of $195,313. The proceeds received from the exercise of the 130,210 existing warrants, and the issuance of the Inducement Warrants, net of cash costs of $287,233, were $1,806,520. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holders was $3,212,504, which was recorded as a non-cash deemed dividend.

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

7. Common Stock Warrants

A summary of warrant activity for the years ended December 31, 2025 and 2024 are presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2023	32,995	$767.16	4.95
Granted – 2024	516,626	10.32	4.12
Forfeited/Expired – 2024	-	-	-
Exercised – 2024	(240,584)	7.80	4.43
Outstanding as of December 31, 2024	309,037	$92.94	3.04
Granted – 2025	3,031,250	3.47	3.28
Forfeited/Expired – 2025	-	-	-
Exercised – 2025	(456,250)	0.001	-
Outstanding as of December 31, 2025	2,884,037	$13.59	2.63

As of December 31, 2025, the Company had outstanding vested and unexercised Common Stock Warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$9,072.00	1,279	October 13, 2026
October 2022	$2,332.80	3,010	October 12, 2027
October 2022	$1,944.00	3,142	October 12, 2027
October 2022	$0.00	399	October 12, 2027
November 2023	$24.96	23,732	November 16, 2028
November 2023	$38.40	1,427	May 21, 2029
March 2024	$19.20	7,814	March 6, 2029
August 2024	$12.00	130,210	February 2, 2026
August 2024	$12.00	130,210	August 2, 2029
August 2024	$20.10	7,814	August 2, 2029
June 2025	$4.00	1,250,000	October 17, 2027
June 2025	$4.00	1,250,000	June 30, 2030
June 2025	$5.00	75,000	June 30, 2030

Total outstanding warrants at December 31, 2025		2,884,037

Based on a fair market value of $1.45 per share on December 31, 2025, there were 399 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at December 31, 2025 was $579.

8. Stock-based Compensation

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

A summary of stock option activity for the years ended December 31, 2025 and 2024 are presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,739	$1,420.20	8.62	$-
Granted – 2024	27,641	13.80	8.19	-
Forfeited/Expired – 2024	(946)	325.44	7.46	-
Exercised – 2024	-	-	-	-
Outstanding as of December 31, 2024	32,434	$42.14	7.25	$-
Granted – 2025	55,461	5.41	8.05	-
Forfeited/Expired – 2025	(118)	37,364.44	-	-
Exercised – 2025	-	-	-	-
Outstanding as of December 31, 2025	87,777	$53.62	6.97	$-
Options vested and exercisable at December 31, 2025	66,811	$68.78	6.20	$-

As of December 31, 2025, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
January 2016	$57,240.00	39	January 9, 2026
May 2016	$73,800.00	8	May 26, 2026
June 2016	$57,240.00	3	May 31, 2026
January 2017	$73,800.00	2	January 1, 2027
January 2018	$70,920.00	2	January 1, 2028
January 2019	$3,384.00	15	January 1, 2029
October 2021	$7,560.00	35	October 26, 2031
January 2022	$5,068.80	21	January 1, 2032
August 2022	$2,323.58	78	August 23, 2032
September 2023	$30.72	4,468	September 12, 2033
January 2024	$28.08	1,337	January 8, 2034
January 2024	$21.66	6,251	January 17, 2026
September 2024	$10.38	15,357	September 17, 2034
October 2024	$11.28	4,700	October 16, 2034
January 2025	$5.82	13,529	January 15, 2027
June 2025	$5.28	41,932	June 5, 2035

Total outstanding options at December 31, 2025		87,777

Based on a fair value of $1.45 per share on December 31, 2025, there was no intrinsic value attributed to exercisable but unexercised stock options at December 31, 2025.

There were 41,932 options granted during the year ended December 31, 2025 with a fair value of $200,000 and options exercisable into 118 shares of common stock expired. Vesting of options differs based on the terms of each option. During the year ended December 31, 2025 and 2024, the Company had stock-based compensation expense of $256,358 and $188,819, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in the Company’s reported net loss. In addition, during the year ended December 31, 2025 and 2024, options exercisable into 13,529 and 6,251, shares of common stock respectively, were issued to employees in settlement of previously accrued bonuses of $46,183 and $77,400, respectively.

The Company’s policy is to account for forfeitures of the unvested portion of option grants when they occur; therefore, these forfeitures are recorded as a reversal to expense, which can result in a credit balance in the statement of operations.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Risk free interest rate	3.99%	3.88%
Expected Volatility	139.92%	148.86%
Expected life (in years)	5.31	6.21
Expected dividend yield	0%	0%

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

As of December 31, 2025, total unrecognized compensation cost related to unvested stock options was $77,431. The cost is expected to be recognized over a weighted average period of 0.25 years.

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

	Year ended December 31,
	2025	2024
Revenue	$-	$-

Less:
Research and development	1,060,191	2,130,385
Salaries	650,000	581,163
Insurance	285,339	391,697
Stock-based compensation	256,358	188,819
Operating expenses	983,054	927,097
Other income	(125,951)	(106,741)
Net loss	$(3,108,991)	$(4,112,420)

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

During the year ended December 31, 2024, the first subjects were treated in the multicenter, prospective, randomized pilot clinical study of the Company’s NB1 bone graft device, triggering the payment of the initial $100,000 Feasibility Study milestone.

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

Payments to UCLA TDG under the Amended License Agreement for the years ended December 31, 2025 and 2024 were $25,701 and $129,867, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

11. Subsequent Events

On January 8, 2026, the Company granted options to purchase 16,668 and 8,335 shares of common stock of the Company to Mr. Frelick, the Company’s Chief Executive Officer, and Ms. Walsh, the Company’s Chief Financial Officer, respectively. The grants were related to 2025 bonus achievements for Mr. Frelick and Ms. Walsh.

The grants were made on the condition that (i) the exercise price will be the current market price on the date of the grant; and (ii) the options will be issued with a ten-year maturity. Any portion of this stock option grant that is not exercised on the date of termination shall be forfeited on such date of termination except: (i) in the case of Termination by the Company Without Cause; and (ii) upon a Change in Control (as defined in the Equity Incentive Plan) of the Company.

