Form 10-Q
period 2026-03-31
Bone Biologics Corp
filed 2026-05-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐ Yes ☒ No

As of May 14, 2026, there were 1,795,260 shares of the issuer’s common stock, $0.001 par value, outstanding.

Bone Biologics Corporation

- INDEX -

2

NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. For a more detailed listing of some of the risks and uncertainties facing the Company, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026 and subsequent Quarterly Reports on Form 10-Q or other reports filed with the SEC.

All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “future,” “plan,” “estimate,” “can,” “could,” “may,” “might,” “will,” “would,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, inflation, rising interest rates, governmental responses there to and possible recession caused thereby, obtaining Food and Drug Administration and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our lead product NELL-1/DBM, the success of our patent application, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash	$4,530,040	$5,334,322
Advances on research and development contract services	208,972	208,972
Prepaid insurance	170,527	232,946
Prepaid financing costs	51,957
Interest Receivable	7,809	9,895
Prepaid expenses	10,000	10,000
Total current assets	4,979,305	5,796,135
Total assets	$4,979,305	$5,796,135

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$308,948	$417,884
Warrant liability	438	703

Total current liabilities	309,386	418,587
Total liabilities	309,386	418,587

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 1,795,260 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,795	1,795
Additional paid-in capital	93,564,481	93,506,122
Accumulated deficit	(88,896,357)	(88,130,369)

Total stockholders’ equity	4,669,919	5,377,548

Total liabilities and stockholders’ equity	$4,979,305	$5,796,135

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(unaudited)	(unaudited)
Revenues	$-	$-

Operating expenses
Research and development	141,597	423,576
General and administrative	663,457	614,910

Total operating expenses	805,054	1,038,486

Loss from operations	(805,054)	(1,038,486)

Other income
Change in fair value of warrant liability	265	1,355
Interest income	38,801	20,039
Total other income	39,066	21,394

Net loss	$(765,988)	$(1,017,092)

Weighted average shares outstanding - basic and diluted(1)	1,795,260	530,618

Loss per share - basic and diluted(1)	$(0.43)	$(1.92)

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2026

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2025	1,795,260	$1,795	$93,506,122	$(88,130,369)	$5,377,548

Fair value of vested stock options	-	-	23,505	-	23,505

Options issued to settle accrued bonus	-	-	34,854	-	34,854

Net Loss	-	-	-	(765,988)	(765,988)

Balance at March 31, 2026	1,795,260	$1,795	$93,564,481	$(88,896,357)	$4,669,919

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2025

(unaudited)(1)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2024	492,417	492	88,504,543	(85,021,378)	3,483,657

Fair value of vested stock options	-	-	50,605	-	50,605

Options issued to settle accrued bonus	-	-	46,183	-	46,183

Issuance of common shares from ATM, net of costs of $13,029	52,843	53	347,496	-	347,549

Net Loss	-	-	-	(1,017,092)	(1,017,092)

Balance at March 31, 2025	545,260	$545	$88,948,827	$(86,038,470)	$2,910,902

(1)	Adjusted to reflect the reverse stock split as described in Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Three months Ended March 31, 2026	Three months Ended March 31, 2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(765,988)	$(1,017,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,505	50,605
Change in fair value of warrant liability	(265)	(1,355)
Changes in operating assets and liabilities:
Advances on research and development contract services	-	49,087
Prepaid insurance	62,419	71,646
Interest receivable	2,086	-
Prepaid financing costs	(51,957)	-
Accounts payable and accrued expenses	(74,082)	(79,016)

Net cash used in operating activities	(804,282)	(926,125)

Cash flows from financing activities
Proceeds from issuance of common shares from ATM, net of costs	-	347,549

Net cash provided by financing activities	-	347,549

Net decrease in cash	(804,282)	(578,576)

Cash, beginning of period	5,334,322	3,325,131
Cash, end of period	$4,530,040	$2,746,555

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$34,854	46,183

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months ended March 31, 2026 and 2025

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to March 31, 2026, has incurred accumulated losses of approximately $88.9 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.4 million. The accompanying consolidated financial statements for the three months ended March 31, 2026 have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net loss of $0.8 million and used net cash in operating activities of $0.8 million during the three months ended March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2026, the Company had cash of $4.5 million. Available cash is expected to fund the Company’s operations into the fourth quarter of 2026.

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

All share and per share amounts have been retro-actively restated as if the reverse stock split occurred at the beginning of the earliest period presented.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the “2025 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 and notes thereto included in the 2025 Annual Report.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2026 or for any other period.

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

Cash

Cash primarily consists of bank demand deposits maintained by a major financial institution. At March 31, 2026, the Company holds $4.1 million in a flexible CD account at Bank of America. This CD has no set maturity date, and funds can be withdrawn any time without penalty.

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

The fair value of financial instruments measured on a recurring basis was as follows:

	As of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$438	—	—	$438
Total liabilities at fair value	$438	—	—	$438

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three month period ended March 31, 2026 as follows:

March 31, 2026
Warrant liability
Balance as of beginning of period – December 31, 2025	$703
Change in fair value	(265)
Balance as of March 31, 2026	$438

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

Since the effects of outstanding options and warrants are anti-dilutive for the three months ended March 31, 2026 and 2025, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of March 31, 2026 and 2025:

	March 31,
	2026	2025
Warrants	2,753,827	309,037
Stock options	106,490	45,902
	2,860,317	354,939

New Accounting Standards

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is in the process of evaluating the adoption of this ASU to determine its impact on the Company’s disclosures.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which includes amendments to clarify interim reporting requirements and applicability of Topic 270 and codifies a principle requiring disclosure of material events and changes since the most recent annual reporting period. This guidance is effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of this ASU on its Condensed Consolidated Financial Statements.

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

The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations and other third parties related to our pilot clinical study. For the three-month periods ended March 31, 2026 and 2025, research and development expenses were principally attributable to clinical trials conducted for the Company’s lead product candidate. At March 31, 2026, the estimated remaining commitment under these agreements is approximately $210,419.

Research and development costs are summarized below based on the respective geographical regions where such costs are incurred.

	Three Months Ended March 31,
	2026	2025

United States	$63,491	$337,647
Australia	71,443	85,929
Singapore	6,663	-
Total	$141,597	$423,576

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	March 31, 2026	December 31, 2025
Warrant liability:
Risk-free interest rate	3.74%	3.47%
Expected volatility	98.79%	155.04%
Expected life (in years)	1.53	1.78
Expected dividend yield	-	-

Fair Value of warrant liability	$438	$703

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

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of March 31, 2026 and December 31, 2025, the Company had an aggregate of 1,795,260 shares of common stock outstanding.

2025 transactions

At the Market (ATM) Offering Program

In September 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). Under the ATM Agreement, the Company may, from time to time, in its sole discretion, issue and sell through Wainwright up to $1,143,121 of shares of its common stock. In December 2024, the Company filed a prospectus supplement and increased the aggregate offering that can be sold under the ATM Agreement by $535,000 . In March 2026, the Company filed an additional prospectus supplement and increased the aggregate offering that can be sold under the ATM Agreement to $1,064,000 (the “ATM Facility”).

Pursuant to the ATM Agreement, the Company may sell the shares by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Company will pay Wainwright a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

During the three months ended March 31, 2025, the Company sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs. The Company did not sell any shares of common stock through the ATM Facility during the three months ended March 31, 2026.

6. Common Stock Warrants

A summary of warrant activity for the three months ended March 31, 2026 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2025	2,884,037	$13.59	2.63
Issued – 2026	-	-	-
Forfeited/Expired – 2026	(130,210)	12.00	-
Exercised – 2026	-	-	-
Outstanding as of March 31, 2026	2,753,827	$13.66	2.50

As of March 31, 2026, the Company had outstanding exercisable, but unexercised common stock warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$9,072.00	1,279	October 13, 2026
October 2022	$2,332.80	3,010	October 12, 2027
October 2022	$1,944.00	3,142	October 12, 2027
October 2022	$0.00	399	October 12, 2027
November 2023	$24.96	23,732	November 16, 2028
November 2023	$38.40	1,427	May 21, 2029
March 2024	$19.20	7,814	March 6, 2029
August 2024	$12.00	130,210	August 2, 2029
August 2024	$20.10	7,814	August 2, 2029
June 2025	$4.00	1,250,000	October 17, 2026
June 2025	$4.00	1,250,000	June 30, 2030
June 2025	$5.00	75,000	June 30, 2030

Total outstanding warrants at March 31, 2026		2,753,827

Based on a fair market value of $1.10 per share on March 31, 2026, there were 399 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2026 was $463.

7. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 5,104,915 shares of common stock authorized and reserved for issuance under its 2015 Equity Incentive Plan, as amended, for option awards. This reserve may be increased by the Board of Directors each year by up to the number of shares of stock equal to 5% of the number of shares of stock issued and outstanding on the immediately preceding December 31. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the Company’s 2015 Equity Incentive Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in the Company’s capital structure. Shares subject to awards granted under the 2015 Equity Incentive Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under the 2015 Equity Incentive Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2015 Equity Incentive Plan.

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

A summary of stock option activity for the three months ended March 31, 2026 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	87,777	$53.62	6.97	$-
Granted – 2026	25,003	1.55	10.00	-
Forfeited/Expired – 2026	(6,290)	-	-	-
Exercised – 2026	-	-	-	-
Outstanding as of March 31, 2026	106,490	$22.32	7.85	$-
Options vested and exercisable at March 31, 2026	106,490	$22.32	7.85	$-

As of March 31, 2026, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
May 2016	$73,800.00	8	May 26, 2026
September 2016	$73,800.00	3	May 31, 2026
January 2017	$73,800.00	2	January 1, 2027
January 2018	$70,920.00	2	January 1, 2028
January 2019	$3,384.00	15	January 1, 2029
October 2021	$7,560.00	35	October 26, 2031
January 2022	$5,068.80	21	January 1, 2032
August 2022	$2,323.58	78	August 23, 2032
September 2023	$30.72	4,468	September 12, 2033
January 2024	$28.08	1,337	January 8, 2034
September 2024	$10.38	15,357	September 17, 2034
October 2024	$11.28	4,700	October 16, 2034
January 2025	$5.82	13,529	January 15, 2027
June 2025	$5.28	41,932	June 5, 2035
January 2026	$1.55	25,003	January 8, 2036

Total outstanding options at March 31, 2026		106,490

Based on a fair value of $1.10 per share on March 31, 2026, there were no exercisable but unexercised in-the-money common stock warrants on that date.

During the three months ended March 31, 2026, options exercisable into 6,290 shares of common stock expired. Vesting of options differs based on the terms of each option. During the three months ended March 31, 2026 and 2025, the Company had stock-based compensation expense of $23,505 and $50,605, respectively, related to the vesting of stock options granted to the Company’s employees and directors included in our reported net loss. In addition, during the three months ended March 31, 2026 and 2025, options exercisable into 25,003 and 13,529, shares of common stock respectively, were issued to employees in settlement of previously accrued bonuses of $34,854 and $46,183, respectively.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the three months ended March 31, 2026 are as follows:

March 31, 2026
Risk free interest rate	3.74%
Expected Volatility	142.68%
Expected life (in years)	5
Expected dividend yield	0%

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

	Three months ended March 31,
	2026	2025
Revenue	$-	$-

Less:
Research and development	141,597	423,576
Salaries	125,000	125,000
Insurance	68,919	71,646
Stock-based compensation	23,505	50,605
Operating expenses	445,768	366,304
Interest income	(38,801)	(20,039)
Net loss	$(765,988)	$(1,017,092)

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

Payments to UCLA TDG under the Amended License Agreement for the three months ended March 31, 2026 and 2025 were $10,237 and $10,000, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

10. Subsequent Events

The Company has evaluated subsequent events through May 14, 2026, the date which the consolidated financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements for the years ended December 31, 2025 and 2024 and the related notes included in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2025, with the SEC on March 2, 2026. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note On Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors.

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

ATM Offering

In September 2024, we entered into ATM Agreement with Wainwright. Under the ATM Agreement, we may, from time to time, in our sole discretion, issue and sell through Wainwright up to $1,143,121 of shares of its common stock. In December 2024, we filed a prospectus supplement and increased the aggregate offering that can be sold under the ATM Agreement by $535,000. In March 2026, we filed an additional prospectus supplement and increased the aggregate offering that can be sold under the ATM Facility to $1,064,000.

Pursuant to the ATM Agreement, we may sell the shares by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

During the three months ended March 31, 2025, we sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs. We did not sell any shares of common stock through the ATM Facility during the three months ended March 31, 2026.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended March 31, 2026 compared to the Three months ended March 31, 2025

	Three-months ended March 31, 2026	Three-months ended March 31, 2025	% Change
Operating expenses
Research and development	$141,597	$423,576	(66.57)%
General and administrative	663,457	614,910	7.89%

Total operating expenses	805,054	1,038,486	(22.48)%

Loss from operations	(805,054)	(1,038,486)	(22.48)%

Change in fair value of warrant liability	265	1,355	(80.44)%

Interest income	38,801	20,039	93.63%

Net loss	$(765,988)	$(1,017,092)	(24.69)%

Research and Development

Our research and development expenditures decreased from $423,576 for the three months ended March 31, 2025, to $141,597 for the same period in 2026, marking a decrease of $281,979. The decrease in costs can be attributed to timing of our clinical trial. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative expenses increased by $48,547, rising from $614,910 for the three months ended March 31, 2025, to $663,457 for the same period in 2026.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at March 31, 2026.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to March 31, 2026 have incurred accumulated losses of approximately $88.9 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $5.4 million. The accompanying consolidated financial statements for the three months ended March 31, 2026 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $0.8 million and used net cash in operating activities of $0.8 million during the three months ended March 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s audited financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2026 and December 31, 2025, we had cash of $4,530,040 and $5,334,322, respectively.

We expect our available cash to fund our operations into the fourth quarter of 2026.

Cash Flows

Operating activities

For the three months ended March 31, 2026 and 2025, cash used in operating activities totaled $804,282 and $926,125, respectively. The reduction in cash expenditures for the period ended March 31, 2026 is primarily due to decreased research and development costs.

Financing activities

During the three months ended March 31, 2026, cash provided by financing activities was $-0- compared to $347,549 during the three months ended March 31, 2025. During the three months ended March 31, 2025, cash provided by financing activities was from the net proceeds of our ATM Facility.

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

Critical Accounting Policies and Use of Estimates

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 except as noted herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Incorporated by reference
Exhibit		(unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2026.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2026.	—	—	—	—

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: May 14, 2026	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

