Form 10-Q
period 2026-06-30
Bone Biologics Corp
filed 2026-08-14
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

☐ Yes ☒ No

As of August 14, 2026, there were 2,756,057 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash	$4,031,780	$5,334,322
Advances on research and development contract services	208,972	208,972
Prepaid insurance	126,264	232,946
Prepaid financing costs	52,666	-
Interest Receivable	6,986	9,895
Prepaid expenses	10,000	10,000
Total current assets	4,436,668	5,796,135
Total assets	$4,436,668	$5,796,135

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$511,472	$417,884
Warrant liability	546	703

Total current liabilities	512,018	418,587
Total liabilities	512,018	418,587

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 1,810,380 and 1,795,260 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,810	1,795
Additional paid-in capital	93,592,899	93,506,122
Accumulated deficit	(89,670,059)	(88,130,369)

Total stockholders’ equity	3,924,650	5,377,548

Total liabilities and stockholders’ equity	$4,436,668	$5,796,135

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-

Operating expenses
Research and development	308,747	191,608	450,344	615,186
General and administrative	499,359	556,467	1,162,816	1,171,377

Total operating expenses	808,106	748,075	1,613,160	1,786,563

Loss from operations	(808,106)	(748,075)	(1,613,160)	(1,786,563)

Other income (expense)
Change in fair value of warrant liability	(108)	902	157	2,257
Interest income	34,512	6,654	73,313	26,695
Total other income	34,404	7,556	73,470	28,952

Net Loss	$(773,702)	$(740,519)	$(1,539,690)	$(1,757,611)

Weighted average shares outstanding – basic and diluted	1,796,755	557,787	1,796,012	544,277

Loss per share – basic and diluted	$(0.43)	$(1.33)	$(0.86)	$(3.23)

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months ended June 30, 2026

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2025	1,795,260	$1,795	$93,506,122	$(88,130,369)	$5,377,548

Fair value of vested stock options	-	-	23,505	-	23,505

Options issued to settle accrued bonus	-	-	34,854	-	34,854

Net Loss	-	-	-	(765,988)	(765,988)

Balance at March 31, 2026	1,795,260	1,795	93,564,481	(88,896,357)	4,669,919

Fair value of vested stock options	-	-	8,253	-	8,253

Issuance of common shares from ATM, net of costs of $2,090	15,120	15	20,165	-	20,180

Net Loss	-	-	-	(773,702)	(773,702)

Balance at June 30, 2026	1,810,380	$1,810	$93,592,899	$(89,670,059)	$3,924,650

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months ended June 30, 2025

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Equity	Equity

Balance at December 31, 2024	492,417	$492	$88,504,543	$(85,021,378)	$3,483,657

Fair value of vested stock options	-	-	50,605	-	50,605

Options issued to settle accrued bonus	-	-	46,183	-	46,183

Issuance of common shares from ATM, net of costs of $13,029	52,843	53	347,496	-	347,549

Net Loss	-	-	-	(1,017,092)	(1,017,092)

Balance at March 31, 2025	545,260	545	88,948,827	(86,038,470)	2,910,902

Fair value of vested stock options	-	-	72,899	-	72,899

Proceeds from sale of common stock and warrants in public offering, net of offering costs of $647,208	793,750	794	4,351,998	-	4,352,792

Exercise of pre-funded warrants	346,250	346	(346)	-	-

Net Loss	-	-	-	(740,519)	(740,519)

Balance at June 30, 2025	1,685,260	$1,685	$93,373,378	$(86,778,989)	$6,596,074

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

	Six months Ended June 30, 2026	Six months Ended June 30, 2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,539,690)	$(1,757,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	31,758	123,504
Change in fair value of warrant liability	(157)	(2,257)
Changes in operating assets and liabilities:
Advances on research and development contract services	-	49,087
Prepaid insurance	106,682	125,403
Interest receivable	2,909	-
Prepaid financing costs	(52,666)	-
Accounts payable and accrued expenses	128,442	76,870

Net cash used in operating activities	(1,322,722)	(1,385,004)

Cash flows from financing activities

Proceeds from issuance of common shares from ATM, net of costs	20,180	347,549
Proceeds from sale of common stock and warrants in public offering, net of offering costs	-	4,352,792

Net cash provided by financing activities	20,180	4,700,341

Net increase (decrease) in cash	(1,302,542)	3,315,337

Cash, beginning of period	5,334,322	3,325,131
Cash, end of period	$4,031,780	$6,640,468

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$34,854	46,183

See accompanying notes to unaudited condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months ended June 30, 2026 and 2025

1. The Company

Bone Biologics Corporation (the “Company”) is a medical device company that is currently focused on bone regeneration in spinal fusion using the recombinant human protein known as NELL-1. NELL-1 in combination with DBM, demineralized bone matrix, is an osteopromotive recombinant protein that provides target specific control over bone regeneration. The NELL-1 technology platform has been licensed exclusively for worldwide applications to the Company through a technology transfer from the UCLA Technology Development Group on behalf of UC Regents (“UCLA TDG”). UCLA TDG and the Company received guidance from the U.S. Food and Drug Administration (“FDA”) that NELL-1/DBM will be classified as a device/drug combination product that will require an FDA-approved pre-market approval (“PMA”) application before it can be commercialized in the United States.

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to June 30, 2026, has incurred accumulated losses of approximately $89.7 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.2 million. The accompanying consolidated financial statements for the six months ended June 30, 2026 have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net loss of $1.5 million and used net cash in operating activities of $1.3 million during the six months ended June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2026, the Company had cash of $4.0 million. On July 7, 2026, the Company entered into a securities purchase agreement with an investor (the “July 2026 Private Placement”), and after deducting cash costs of $357,000, the Company received net proceeds of approximately $2.7 million from the offering.

Available cash including the July 2026 Private Placement is expected to fund the Company’s operations into the second quarter of 2027.

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

The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2026 or for any other period.

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

Macroeconomic environment and geopolitical events

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

Cash

Cash primarily consists of bank demand deposits maintained by a major financial institution. At June 30, 2026, the Company holds $3.7 million in a flexible CD account at Bank of America. This CD has no set maturity date, and funds can be withdrawn any time without penalty.

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

The fair value of financial instruments measured on a recurring basis was as follows:

	As of June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$546	—	—	$546
Total liabilities at fair value	$546	—	—	$438

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six month period ended June 30, 2026 as follows:

June 30, 2026
Warrant liability
Balance as of beginning of period – December 31, 2025	$703
Change in fair value	(157)
Balance as of June 30, 2026	$546

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

Since the effects of outstanding options and warrants are anti-dilutive for the six months ended June 30, 2026 and 2025, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of June 30, 2026 and 2025:

	June 30,
	2026	2025
Warrants	2,753,827	2,994,037
Stock options	106,479	87,856
	2,860,306	3,081,893

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

The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations and other third parties related to our pilot clinical study. For the six-month periods ended June 30, 2026 and 2025, research and development expenses were principally attributable to clinical trials conducted for the Company’s lead product candidate. At June 30, 2026, the estimated remaining commitment under these agreements is approximately $201,199.

Research and development costs are summarized below based on the respective geographical regions where such costs are incurred.

	Six Months Ended June 30,
	2026	2025

United States	$273,504	$416,259
Australia	165,823	198,927
Singapore	11,017	-
Total	$450,344	$615,186

4. Warrant Liability

In October 2022, the Company issued warrants in connection with a public offering. Certain provisions of the warrants require liability classification under ASC 815. The warrants are remeasured at fair value using a Black-Scholes valuation model at each reporting date, with changes in fair value recognized in earnings.

The fair value of the warrant liability was $546 and $703 as of June 30, 2026 and December 31, 2025, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of June 30, 2026 and December 31, 2025, the Company had an aggregate of 1,810,380 and 1,795,260 shares of common stock outstanding, respectively.

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

During the three months ended June 30, 2026, the Company sold 15,120 shares of common stock through the ATM Facility for net proceeds of $20,180, after deducting $2,090 in offering costs. The Company did not sell any shares of common stock through the ATM Facility during the three months ended March 31, 2026.

The Company did not sell any shares of common stock through the ATM facility during the three months ended June 30, 2025. During the three months ended March 31, 2025, the Company sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

June 2025 Public Offering

On June 27, 2025, the Company issued investors 793,750 shares of its common stock and pre-funded warrants to purchase 456,250 shares of common stock for $4.00 per share (the shares of common stock had a public offering price of $4.00 per share. The pre-funded warrants had a public offering price of $3.999 per share, and the Company also received at closing the pre-funded warrants exercise price of $0.001 per share). In addition, the Company issued investors Series D warrants to purchase 1,250,000 shares of its common stock (exercise price of $4.00 per share), expiring on June 30, 2030, and Series E warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on December 30, 2026. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $647,208, was $4,352,792.

In June 2025, 346,250 shares of common stock were issued upon the exercise of 346,250 pre-funded warrants.

In addition, warrants to purchase 75,000 shares of common stock were issued to the placement agent. The placement agent warrants have an exercise price of $5.00 per share and were exercisable immediately upon issuance for a term of five years.

6. Common Stock Warrants

A summary of warrant activity for the six months ended June 30, 2026 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2025	2,884,037	$13.59	2.63
Issued – 2026	-	-	-
Forfeited/Expired – 2026	(130,210)	12.00	-
Exercised – 2026	-	-	-
Outstanding as of June 30, 2026	2,753,827	$13.66	2.25

As of June 30, 2026, the Company had outstanding exercisable, but unexercised common stock warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$9,072.00	1,279	October 13, 2026
October 2022	$2,332.80	3,010	October 12, 2027
October 2022	$1,944.00	3,142	October 12, 2027
October 2022	$0.00	399	October 12, 2027
November 2023	$24.96	23,732	May 21, 2029
November 2023	$38.40	1,427	May 21, 2029
March 2024	$19.20	7,814	March 6, 2029
August 2024	$12.00	130,210	August 2, 2029
August 2024	$20.10	7,814	August 2, 2029
June 2025	$4.00	1,250,000	December 30, 2026
June 2025	$4.00	1,250,000	June 30, 2030
June 2025	$5.00	75,000	June 27, 2030

Total outstanding warrants at June 30, 2026		2,753,827

Based on a fair market value of $1.37 per share on June 30, 2026, there were 399 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2026 was $547.

7. Stock-based Compensation

2015 Equity Incentive Plan

The Company has 5,104,915 shares of common stock authorized and reserved for issuance under its 2015 Equity Incentive Plan, as amended (the “2015 Plan”). The reserve may be increased annually by the Board of Directors up to 5% of the Company’s outstanding common stock as of the immediately preceding December 31. The 2015 Plan also provides for customary anti-dilution adjustments in the event of stock splits or other changes in the Company’s capital structure.

Shares subject to awards that expire, are forfeited, canceled or repurchased become available for future grant under the 2015 Plan. However, shares withheld for tax withholding purposes and the gross number of shares issued upon the exercise of stock appreciation rights or options through net exercise or tender of previously owned shares are not returned to the share reserve.

The 2015 Plan permits the grant of incentive stock options to employees and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other stock-based awards to employees, directors, consultants and certain affiliated service providers. The 2015 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine award recipients and the terms and conditions of awards, subject to the provisions of the plan.

A summary of stock option activity for the six months ended June 30, 2026 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	87,777	$53.62	6.97	$-
Granted – 2026	25,003	1.55	10.00	-
Forfeited/Expired – 2026	(6,301)	483.22	-	-
Exercised – 2026	-	-	-	-
Outstanding as of June 30, 2026	106,479	$15.17	7.60	$-
Options vested and exercisable at June 30, 2026	106,479	$15.17	7.60	$-

As of June 30, 2026, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
January 2017	$73,800.00	2	January 1, 2027
January 2018	$70,920.00	2	January 1, 2028
January 2019	$3,384.00	15	January 1, 2029
October 2021	$7,560.00	35	October 26, 2031
January 2022	$5,068.80	21	January 1, 2032
August 2022	$2,323.58	78	August 23, 2032
September 2023	$30.72	4,468	September 12, 2033
January 2024	$28.08	1,337	January 8, 2034
September 2024	$10.38	15,357	September 17, 2034
October 2024	$11.28	4,700	October 16, 2034
January 2025	$5.82	13,529	January 15, 2027
June 2025	$5.28	41,932	June 5, 2035
January 2026	$1.55	25,003	January 8, 2036

Total outstanding options at June 30, 2026		106,479

Based on a fair value of $1.37 per share on June 30, 2026, there were no exercisable but unexercised in-the-money common stock options on that date.

 During the six months ended June 30, 2026 and 2025, the Company had stock-based compensation expense of $31,758 and $123,504, respectively, related to the vesting of stock options granted to the Company’s employees and directors and included in our reported net loss. Vesting of options differs based on the terms of each option. In addition, during the six months ended June 30, 2026 and 2025, options exercisable into 25,003 and 13,529, shares of common stock respectively, were issued to employees in settlement of previously accrued bonuses of $34,854 and $46,183, respectively. During the six months ended June 30, 2026, options exercisable into 6,301 shares of common stock expired.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the six months ended June 30, 2026 are as follows:

June 30, 2026
Risk free interest rate	4.19%
Expected Volatility	136.42%
Expected life (in years)	5
Expected dividend yield	0%

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

	Six months ended June 30,
	2026	2025
Revenue	$-	$-

Less:
Research and development	450,344	615,186
Salaries	250,000	250,000
Insurance	132,333	143,193
Stock-based compensation	31,758	123,504
Operating expenses	748,568	652,423
Interest income	(73,313)	(26,695)
Net loss	$(1,539,690)	$(1,757,611)

9. Commitments and Contingencies

UCLA TDG Exclusive License Agreement

Effective April 9, 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with the University of California, Los Angeles Technology Development Group (“UCLA TDG”), which amended and restated the parties’ prior license agreement. Under the License Agreement, UCLA TDG granted the Company exclusive rights to develop and commercialize NELL-1 technology for spinal fusion, osteoporosis and trauma applications.

The Company is required to pay UCLA TDG an annual maintenance fee of $10,000, quarterly royalties equal to 3.0% of net sales of licensed products or methods, and minimum annual royalties ranging from $50,000 to $250,000 following the first commercial sale. Royalty obligations may be reduced for certain third-party royalty payments, and the Company is required to share a percentage of sublicense income with UCLA TDG.

The License Agreement also requires milestone payments of $100,000 upon enrollment of the first subject in a feasibility study, $250,000 upon enrollment of the first subject in a pivotal study, $500,000 upon regulatory approval of a licensed product or method, and $1,000,000 upon the first commercial sale. During 2024, the Company initiated its feasibility study for the NB1 bone graft device, triggering the initial $100,000 milestone payment.

In addition, the Company is obligated to pay aggregate diligence fees of up to $8.0 million based on specified cumulative net sales thresholds following the first commercial sale. The License Agreement also provides for a payment upon certain liquidity events equal to the greater of $500,000 or 2% of the related transaction proceeds.

The Company is required to use commercially reasonable efforts to develop and commercialize licensed products, reimburse UCLA TDG for patent-related costs, and indemnify UCLA TDG against certain third-party claims. UCLA TDG may terminate or convert the license to a non-exclusive license if specified diligence requirements are not met.

Payments to UCLA TDG under the Amended License Agreement for the six months ended June 30, 2026 and 2025 were $16,080 and $17,292, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

10. Subsequent Events

July 2026 Private Placement

On July 7, 2026, the Company entered into a securities purchase agreement with an investor pursuant to which it issued 2,112,677 pre-funded warrants, 2,112,677 Series F warrants, and 2,112,677 Series G warrants. Each pre-funded warrant was sold together with one Series F warrant and one Series G warrant as a single unit for a combined purchase price of $1.419 per unit. The pre-funded warrants have an exercise price of $0.001 per share, while the Series F and Series G warrants each have an exercise price of $1.42 per share. After deducting offering costs of approximately $357,000, the Company received net proceeds of approximately $2.7 million. Through August 14, 2026, a total of 945,677 pre-funded warrants were exercised for proceeds of $945.

In addition, warrants to purchase 126,761 shares of common stock were issued to the placement agent. The placement agent warrants have an exercise price of $1.775 per share and were exercisable immediately upon issuance for a term of five years.

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

July 2026 Private Placement

On July 9, 2026, we issued an investor pre-funded warrants to purchase 2,112,677 shares of common stock, together with Series F Warrants (the “Series F Warrants”) to purchase 2,112,677 shares of common stock and Series G Warrants (the “Series G Warrants,” and together with the Series F Warrants, the “Warrants”) to purchase 2,112,677 shares of common stock at a combined purchase price of $1.419 per pre-funded warrant and accompanying Series F Warrants and Series G Warrants, for net proceeds of approximately $2.7 million.

In addition, we issued the placement agent, or its designees, placement agent warrants to purchase 126,761 shares of common stock as compensation in connection with the private placement. Except for the exercise price, the placement agent warrants have substantially the same terms as the Series F Warrants.

The pre-funded warrants are immediately exercisable at an exercise price of $0.001 per share and remain outstanding until exercised in full. The Warrants, and placement agent warrants are exercisable commencing on the on the effective date of stockholder approval of the issuance of the shares of common stock issuable upon exercise of the Warrants (the “Stockholder Approval Date”) at an exercise price of $1.42, $1.42, and $1.775 per share, respectively. The Series F Warrants and placement agent warrants expire on the fifth anniversary of the Stockholder Approval Date. The Series G Warrants expire on the eighteen-month anniversary of the Stockholder Approval Date.

In addition to the placement agent warrants, the placement agent received compensation consisting of cash fee equal to 7.0% and a management fee equal to 1.0% of the aggregate gross proceeds from the private placement. We also reimbursed the placement agent for non-accountable expenses in an amount of $35,000, and its legal fees and expenses and other out-of-pocket expenses in the amount of $50,000.

ATM Offering

In September 2024, we entered into the ATM Agreement with Wainwright. Under the ATM Agreement, we may, from time to time, in our sole discretion, issue and sell through Wainwright up to $1,143,121 of shares of its common stock. In December 2024, we filed a prospectus supplement and increased the aggregate offering that can be sold under the ATM Agreement by $535,000. In March 2026, we filed an additional prospectus supplement and increased the aggregate offering that can be sold under the ATM Facility to $1,064,000.

Pursuant to the ATM Agreement, we may sell the shares by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

During the three months ended June 30, 2026, the Company sold 15,120 shares of common stock through the ATM Facility for net proceeds of $20,180, after deducting $2,090 in offering costs.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended June 30, 2026 compared to the Three months ended June 30, 2025

	Three-months ended June 30, 2026	Three -months ended June 30, 2025	% Change
Operating expenses
Research and development	$308,747	$191,608	61.13%
General and administrative	499,359	556,467	(10.26)%

Total operating expenses	808,106	748,075	8.02%

Loss from operations	(808,106)	(748,075)	8.02%

Change in fair value of warrant liability	(108)	902	(111.97)%

Interest income	34,512	6,654	418.67%

Net loss	$(773,702)	$(740,519)	4.48%

Research and Development

Our research and development expenditures increased from $191,608 for the three months ended June 30, 2025, to $308,747 for the same period in 2026, marking an increase of $117,139. The increase in costs can be attributed to our development activities to extend the shelf-life of our protein. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative expenses decreased by $57,108, from $556,467 for the three months ended June 30, 2025, to $499,359 for the same period in 2026.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at June 30, 2026.

Six months ended June 30, 2026 compared to the Six months ended June 30, 2025

	Six-months ended June 30, 2026	Six-months ended June 30, 2025	% Change
Operating expenses
Research and development	$450,344	$615,186	(26.80)%
General and administrative	1,162,816	1,171,377	(0.73)%

Total operating expenses	1,613,160	1,786,563	(9.71)%

Loss from operations	(1,613,160)	(1,786,563)	(9.71)%

Change in fair value of warrant liability	157	2,257	(93.04)%

Interest income	73,313	26,695	174.63%

Net loss	$(1,539,690)	$(1,757,611)	(12.40)%

Research and Development

Our research and development expenditures decreased from $615,186 for the six months ended June 30, 2025, to $450,344 for the same period in 2026, marking a decrease of $164,842. The decrease in costs can be attributed to timing of our clinical trial. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative expenses decreased by $8,561, from $1,171,377 for the six months ended June 30, 2025, to $1,162,816 for the same period in 2026.

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

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at June 30, 2026.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to June 30, 2026 have incurred accumulated losses of approximately $89.7 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.2 million. The accompanying consolidated financial statements for the six months ended June 30, 2026 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $1.5 million and used net cash in operating activities of $1.3 million during the six months ended June 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s audited financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At June 30, 2026 and December 31, 2025, we had cash of $4,031,780 and $5,334,322, respectively. On July 7, 2026, the Company entered the July 2026 Private Placement and after deducting cash costs of $357,000, the Company received net proceeds of approximately $2.7 million from the offering.

Available cash including the July 2026 Private Placement is expected to fund the Company’s operations into the second quarter of 2027.

Cash Flows

Operating activities

For the six months ended June 30, 2026 and 2025, cash used in operating activities totaled $1,322,722 and $1,385,004, respectively.

Financing activities

During the six months ended June 30, 2026, cash provided by financing activities was $20,180 from the net proceeds of the ATM Facility compared to $4,700,341 during the six months ended June 30, 2025. During the six months ended June 30, 2025, cash provided by financing activities was from the net proceeds of the ATM Facility, the net proceeds of a public offering completed in June 2025 and the exercise of pre-funded warrants.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that our shares will continue to be listed on the Nasdaq Capital Market (“Nasdaq”), which would affect our common stock’s liquidity and reduce our ability to raise capital.

On July 22, 2026, the SEC approved a new continued listing requirement codified as Nasdaq Listing Rule 5550(a)(6) that requires companies to maintain a market value of listed securities of at least $5 million (the “MVLS Requirement”). On July 29, 2026, the SEC provided notice that the order approving the MVLS Requirement was stayed pending a petition for review of the action. As of the date hereof, we are not in compliance with the MVLS Requirement if it were to come into effect. Under Nasdaq Listing Rule 5810(c)(1), if the MVLS Requirement comes into effect and we fail to meet the MVLS Requirement for 30 consecutive business days, our securities will be suspended and immediately delisted from the Nasdaq Capital Market, even if we are appealing a delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), and the Panel will have limited discretion to reverse the delisting determination if it was issued in error or grant an exception for up to 180 days for us to demonstrate compliance with all requirements for initial listing on Nasdaq.

If the MVLS Requirement comes into effect, we cannot assure you that we will be able to regain compliance with the MVLS Requirement and maintain compliance with Nasdaq’s other continued listing standards. Accordingly, our common stock and certain warrants could be delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Incorporated by reference
Exhibit		(unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

4.1	Form of Series F Warrant dated July 9, 2026	8-K	001-40899	4.1	July 9, 2026

4.2	Form of Series G Warrant dated July 9, 2026	8-K	001-40899	4.2	July 9, 2026

4.3	Form of Pre-Funded Warrant dated July 9, 2026	8-K	001-40899	4.3	July 9, 2026

4.4	Form of Placement Agent Warrant dated July 9, 2026	8-K	001-40899	4.4	July 9, 2026

10.1	Form of Securities Purchase Agreement dated July 7, 2026	8-K	001-40899	10.1	July 9, 2026

10.2	Form of Registration Rights Agreement dated July 7, 2026	8-K	001-40899	10.2	July 9, 2026

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2026.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2026.	—	—	—	—

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: August 14, 2026	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

