Form 10-Q
period 2026-09-30
Bone Biologics Corp
filed 2026-10-26
CIK 1419554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

☐ Yes ☒ No

As of October 26, 2026, there were 3,389,057 shares of the issuer’s common stock, $0.001 par value, outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bone Biologics Corporation

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash	$6,088,085	$5,334,322
Advances on research and development contract services	208,972	208,972
Prepaid insurance	63,745	232,946
Other prepaid expenses	10,000	10,000
Deferred offering costs	52,666	-
Interest receivable	8,977	9,895
Total current assets	6,432,445	5,796,135
Total assets	$6,432,445	$5,796,135

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$480,577	$417,884
Warrant liability	198	703

Total current liabilities	480,775	418,587
Total liabilities	480,775	418,587

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par value per share; 20,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 3,389,057 and 1,795,260 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3,389	1,795
Additional paid-in capital	96,235,991	93,506,122
Accumulated deficit	(90,287,710)	(88,130,369)

Total stockholders’ equity	5,951,670	5,377,548

Total liabilities and stockholders’ equity	$6,432,445	$5,796,135

See accompanying notes to condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Revenues	$-	$-	$-	$-

Operating expenses
Research and development	242,569	187,808	692,914	802,994
General and administrative	423,771	527,466	1,586,587	1,698,843

Total operating expenses	666,340	715,274	2,279,501	2,501,837

Loss from operations	(666,340)	(715,274)	(2,279,501)	(2,501,837)

Other income (expense)
Change in fair value of warrant liability	348	1,212	505	3,469
Interest income	48,341	47,325	121,655	74,020
Total other income	48,689	48,537	122,160	77,489

Net loss	$(617,651)	$(666,737)	$(2,157,341)	$(2,424,348)

Weighted average shares outstanding – basic and diluted	3,737,327	1,795,097	2,445,496	965,800

Loss per share – basic and diluted	$(0.17)	$(0.37)	$(0.88)	$(2.51)

See accompanying notes to condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months ended September 30, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025	1,795,260	$1,795	$93,506,122	$(88,130,369)	$5,377,548

Fair value of vested stock options	-	-	23,505	-	23,505

Options issued to settle accrued bonus	-	-	34,854	-	34,854

Net loss	-	-	-	(765,988)	(765,988)

Balance at March 31, 2026	1,795,260	1,795	93,564,481	(88,896,357)	4,669,919

Fair value of vested stock options	-	-	8,253	-	8,253

Issuance of common shares from ATM, net of costs of $2,090	15,120	15	20,165	-	20,180

Net loss	-	-	-	(773,702)	(773,702)

Balance at June 30, 2026	1,810,380	1,810	93,592,899	(89,670,059)	3,924,650

Fair value of vested stock options	-	-	3,425	-	3,425

Issuance of pre-funded warrants and warrants in private placement, net of costs of $358,221	-	-	2,639,667	-	2,639,667

Exercise of pre-funded warrants	1,578,677	1,579	-	-	1,579

Net loss	-	-	-	(617,651)	(617,651)

Balance at September 30, 2026	3,389,057	$3,389	$96,235,991	$(90,287,710)	$5,951,670

See accompanying notes to condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months ended September 30, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	492,417	$492	$88,504,543	$(85,021,378)	$3,483,657

Fair value of vested stock options	-	-	50,605	-	50,605

Options issued to settle accrued bonus	-	-	46,183	-	46,183

Issuance of common shares from ATM, net of costs of $13,029	52,843	53	347,496	-	347,549

Net loss	-	-	-	(1,017,092)	(1,017,092)

Balance at March 31, 2025	545,260	545	88,948,827	(86,038,470)	2,910,902

Fair value of vested stock options	-	-	72,899	-	72,899

Proceeds from sale of common stock , pre-funded warrants and warrants in public offering, net of offering costs of $647,208	793,750	794	4,351,998	-	4,352,792

Exercise of pre-funded warrants	346,250	346	(346)	-	-

Net loss	-	-	-	(740,519)	(740,519)

Balance at June 30, 2025	1,685,260	1,685	93,373,378	(86,778,989)	6,596,074

Fair value of vested stock options	-	-	87,180	-	87,180

Exercise of pre-funded warrants	110,000	110	(110)	-	-

Net loss	-	-	-	(666,737)	(666,737)

Balance at September 30, 2025	1,795,260	$1,795	$93,460,448	$(87,445,726)	$6,016,517

See accompanying notes to condensed consolidated financial statements.

Bone Biologics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30, 2026	Nine months Ended September 30, 2025

Cash flows from operating activities
Net loss	$(2,157,341)	$(2,424,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation-fair value of vested stock options	35,183	210,684
Change in fair value of warrant liability	(505)	(3,469)
Changes in operating assets and liabilities:
Advances on research and development contract services	-	37,773
Prepaid insurance	169,201	196,750
Interest receivable	918	-
Accounts payable and accrued expenses	97,547	6,222

Net cash used in operating activities	(1,854,997)	(1,976,388)

Cash flows from financing activities

Proceeds from issuance of common shares from ATM, net of costs	20,180	347,549
Proceeds from sale of common stock, pre-funded warrants and warrants in public offering, net of offering costs	-	4,352,792
Proceeds from sale of pre-funded warrants and warrants in private placement, net of offering costs	2,639,667	-
Exercise of pre-funded warrants	1,579	-
Deferred offering costs	(52,666)	-

Net cash provided by financing activities	2,608,760	4,700,341

Net increase in cash	753,763	2,723,953

Cash, beginning of period	5,334,322	3,325,131
Cash, end of period	$6,088,085	$6,049,084

Supplemental information
Income taxes paid	$-	$-
Noncash investing and financing activities
Options issued to settle accrued bonus	$34,854	$46,183

See accompanying notes to condensed consolidated financial statements.

Bone Biologics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months ended September 30, 2026 and 2025

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

Going Concern and Liquidity

The Company has no significant operating history and since inception to September 30, 2026, has incurred accumulated losses of approximately $90.3 million. The Company will continue to incur significant expenses for development activities for their lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.0 million. The accompanying consolidated financial statements for the nine months ended September 30, 2026 have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net loss of $2.2 million and used net cash in operating activities of $1.9 million during the nine months ended September 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2026, the Company had cash of $6.1 million.

Available cash is expected to fund the Company’s operations through the second quarter of 2027.

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

The Company’s ability to raise additional capital is subject to certain restrictions under the securities purchase agreement entered into in connection with the July 2026 Private Placement (see Note 5). Until July 24, 2027, the Company may not enter into any variable rate transaction, including an equity line of credit or an at-the-market (“ATM”) offering facility, other than sales under an ATM facility with H.C. Wainwright & Co., LLC (“Wainwright”) serving as the sales agent. Until that date, the Company also may not effect a reverse stock split without the consent of the purchaser, unless the Board of Directors determines in good faith that a reverse stock split is required to maintain the listing of the Company’s common stock on Nasdaq. In addition, under its engagement agreement with Wainwright, Wainwright has a right of first refusal to act as the Company’s exclusive placement agent, underwriter or advisor for certain future financings through July 2027. Sales under the ATM facility are also limited by the amount the Company may sell under its shelf registration statement, which depends on the market value of its common stock held by non-affiliates. These restrictions may limit the Company’s ability to raise capital on acceptable terms or in the amounts needed. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company.

Reverse Stock Split

On June 5, 2025, the Company filed an amendment to its amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-6 reverse stock split of its outstanding common stock and warrants. The amendment was authorized by the Company’s stockholders on May 30, 2025, and was effective on June 10, 2025.

All share and per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the earliest period presented.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications) which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the “2025 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 and notes thereto included in the 2025 Annual Report.

The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2026 or for any other period.

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

The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Other segment expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses (see Note 8).

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

Cash

Cash primarily consists of bank demand deposits maintained by a major financial institution. At September 30, 2026, the Company holds $5.9 million in a flexible CD account at Bank of America. This CD has a maturity date of July 14, 2027, and funds can be withdrawn any time without penalty.

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC insurance limits of $250,000. The Company has not experienced any losses to date resulting from this policy.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other fees directly attributable to the Company’s at-the-market (“ATM”) offering program. These costs are deferred and charged against additional paid-in capital in proportion to the proceeds received as shares are sold under the ATM. Any remaining deferred costs are expensed if the program is terminated or the related registration statement expires. As of September 30, 2026, deferred offering costs were $52,666.

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

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including liabilities resulting from embedded derivatives associated with certain warrants to purchase common stock.

The fair value of financial instruments measured on a recurring basis was as follows:

	As of September 30, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$198	—	—	$198
Total liabilities at fair value	$198	—	—	$198

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis using unobservable Level 3 inputs for the nine-month period ended September 30, 2026 as follows:

September 30, 2026
Warrant liability
Balance as of beginning of period – December 31, 2025	$703
Change in fair value	(505)
Balance as of September 30, 2026	$198

The Company believes the carrying amount of certain financial instruments, including cash and accounts payable approximate their fair values based on their short-term nature and are excluded from the fair value tables above.

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

Net Loss per Common Share

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issuable upon exercise of pre-funded warrants are included in the weighted-average number of shares outstanding from the date of issuance, as the pre-funded warrants are exercisable for nominal consideration. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options and warrants are anti-dilutive, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2026 and 2025.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of September 30, 2026 and 2025:

	September 30,
	2026	2025
Warrants	7,105,942	2,884,037
Stock options	562,063	87,856
	7,668,005	2,971,893

The table above excludes pre-funded warrants to purchase 534,000 shares of common stock outstanding at September 30, 2026, which are included in basic weighted-average shares outstanding.

Concentrations

Research and development costs for the nine months ended September 30, 2026, include charges from three vendors and consultants representing 44%, 25%, and 14%, respectively, of total research and development costs. Research and development costs for the nine months ended September 30, 2025, include charges from four vendors and consultants representing 27%, 23%, 19%, and 12%, respectively, of total research and development costs.

At September 30, 2026, accounts payable and accrued expenses include amounts due to two vendors representing 35% and 21%, respectively, of total accounts payable and accrued expenses. At December 31, 2025, accounts payable and accrued expenses include amounts due to two vendors representing 24% and 16%, respectively, of total accounts payable and accrued expenses.

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

In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20)”. This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a company induces debt holders to convert their debt into equity shares under changed terms and involves additional consideration. The amendments in this ASU are effective for all entities for annual reporting periods beginning January 1, 2026, and interim reporting periods within those annual reporting periods. The adoption of this ASU has not had a material effect on the Company’s financial position, results of operations or cash flows.

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

The pilot clinical study will evaluate the safety and effectiveness, fusion success, pain, function improvement and adverse events of NB1 in up to 30 adult subjects who undergo transforaminal lumbar interbody fusion to treat degenerative disc disease. (“DDD”). To be enrolled in the study, subjects must have DDD at one level from L2-S1 and may also have up to Grade 1 spondylolisthesis or Grade 1 retrolisthesis at the involved level. The study is being conducted in Australia. The study design was previously reviewed and agreed upon by the FDA’s Division of Orthopedic Devices in a Pre-submission to support progression to a pivotal clinical trial in the United States.

The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations and other third parties related to our pilot clinical study. For the nine-month periods ended September 30, 2026 and 2025, research and development expenses were principally attributable to clinical trials conducted for the Company’s lead product candidate. At September 30, 2026, the estimated remaining commitment under these agreements is approximately $114,987.

Research and development costs are summarized below based on the respective geographical regions where such costs are incurred.

	Nine Months Ended September 30,
	2026	2025

United States	$346,044	$562,252
Australia	332,621	240,742
Singapore	14,249	-
Total	$692,914	$802,994

4. Warrant Liability

In October 2022, the Company issued warrants in connection with a public offering. Certain provisions of the warrants require liability classification under ASC 815. The warrants are remeasured at fair value using a Black-Scholes valuation model at each reporting date, with changes in fair value recognized in earnings.

The fair value of the warrant liability was $198 and $703 as of September 30, 2026 and December 31, 2025, respectively.

5. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 20,000,000 shares of preferred stock. No shares have been issued.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue a total of 100,000,000 shares of common stock. As of September 30, 2026 and December 31, 2025, the Company had an aggregate of 3,389,057 and 1,795,260 shares of common stock outstanding, respectively.

July 2026 Private Placement

On July 9, 2026, pursuant to a securities purchase agreement dated July 7, 2026 (the “July 2026 Private Placement”), the Company sold 2,112,677 units to an investor at a purchase price of $1.419 per unit. Each unit consisted of one pre-funded warrant, one Series F warrant and one Series G warrant, each to purchase one share of common stock. The Company received gross proceeds of $2,997,888, and net proceeds of $2,639,667 after deducting offering costs of $358,221. In connection with the July 2026 Private Placement, the Company also issued warrants to the placement agent to purchase 126,761 shares of common stock.

The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire. The Series F and Series G warrants each have an exercise price of $1.42 per share, while the placement agent warrants have an exercise price of $1.775 per share. These warrants became exercisable on September 28, 2026, following stockholder approval of the issuance of the underlying shares. The Series F and placement agent warrants expire on September 28, 2031, while the Series G warrants expire on March 28, 2028.

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

During the three months ended September 30, 2026, the Company issued 1,578,677 shares of common stock upon the exercise of pre-funded warrants for proceeds of $1,579. As of September 30, 2026, 534,000 pre-funded warrants remained outstanding.

The Company evaluated the pre-funded warrants, Series F warrants, Series G warrants and placement agent warrants under ASC 480 and ASC 815-40 and concluded that each is indexed to the Company’s own stock and meets the requirements for equity classification. The Series F, Series G and placement agent warrants provide the holder the right, upon certain fundamental transactions within the Company’s control, to receive cash equal to the Black-Scholes value, as defined, of the unexercised warrants.

At the Market (ATM) Offering Program

In September 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright, establishing an at-the-market offering program (the “ATM Facility”) pursuant to which the Company may, from time to time, in its sole discretion, issue and sell shares of common stock through Wainwright. In September and December 2024, the Company filed prospectus supplements providing for the sale of up to $1,143,121 and $832,009, respectively, of common stock under the ATM Agreement. In March 2026, after selling approximately $1.7 million of shares of common stock pursuant to the ATM Facility, the Company filed a new prospectus supplement under its current shelf registration statement providing for the sale of up to $1,064,000 of common stock under the ATM Agreement.

Shares may be sold through the ATM Facility in transactions deemed to be “at the market” offerings under Rule 415 of the Securities Act. The Company pays Wainwright a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

The Company did not sell any shares of common stock through the ATM facility during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company sold 15,120 shares of common stock through the ATM Facility for net proceeds of $20,180, after deducting $2,090 in offering costs.

The Company did not sell any shares of common stock through the ATM facility during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold 52,843 shares of common stock through the ATM Facility for net proceeds of $347,549, after deducting $13,029 in offering costs.

June 2025 Public Offering

On June 27, 2025, the Company issued investors 793,750 shares of its common stock and pre-funded warrants to purchase 456,250 shares of common stock at a public offering price of $4.00 per share and $3.999 per pre-funded warrant. The Company also received the $0.001 per share exercise price of the pre-funded warrants at closing. In addition, the Company issued investors Series D warrants to purchase 1,250,000 shares of its common stock (exercise price of $4.00 per share), expiring on June 30, 2030, and Series E warrants to purchase 1,250,000 shares of common stock (exercise price of $4.00 per share), expiring on December 30, 2026. The net proceeds received from the sale of common stock, pre-funded warrants and warrants, net of cash costs of $647,208, was $4,352,792.

In June 2025, 346,250 shares of common stock were issued upon the exercise of 346,250 pre-funded warrants. During the three months ended September 30, 2025, the remaining 110,000 pre-funded warrants were exercised.

In addition, warrants to purchase 75,000 shares of common stock were issued to the placement agent. The placement agent warrants have an exercise price of $5.00 per share and were exercisable immediately upon issuance for a term of five years.

6. Common Stock Warrants

A summary of warrant activity for the nine months ended September 30, 2026 is presented below:

Subject to Exercise	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (Years)
Outstanding as of December 31, 2025	2,884,037	$13.59	2.63
Issued – 2026	6,464,792	0.96	2.07
Forfeited/Expired – 2026	(130,210)	12.00	-
Exercised – 2026	(1,578,677)	0.001	-
Outstanding as of September 30, 2026	7,639,942	$5.74	2.51

As of September 30, 2026, the Company had outstanding exercisable, but unexercised common stock warrants as follows:

Date Issued	Exercise Price	Number of Warrants	Expiration date
October 2021	$9,072.00	1,279	October 13, 2026
October 2022	$2,332.80	3,010	October 12, 2027
October 2022	$1,944.00	3,142	October 12, 2027
October 2022	$0.00	399	October 12, 2027
November 2023	$24.96	23,732	May 21, 2029
November 2023	$38.40	1,427	May 21, 2029
March 2024	$19.20	7,814	March 6, 2029
August 2024	$12.00	130,210	August 2, 2029
August 2024	$20.10	7,814	August 2, 2029
June 2025	$4.00	1,250,000	December 30, 2026
June 2025	$4.00	1,250,000	June 30, 2030
June 2025	$5.00	75,000	June 30, 2030
July 2026	$1.42	2,112,677	March 28, 2028
July 2026	$1.42	2,112,677	September 28, 2031
July 2026	$1.775	126,761	September 28, 2031
July 2026	$0.001	534,000	-

Total outstanding warrants at September 30, 2026		7,639,942

Based on a fair market value of $0.50 per share on September 30, 2026, there were 534,399 exercisable but unexercised in-the-money common stock warrants on that date. Accordingly, the intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2026 was $266,665.

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

A summary of stock option activity for the nine months ended September 30, 2026 is presented below:

Subject to Exercise	Number of Options	Weighted Average Exercise Price	Weighted Average Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	87,777	$53.62	6.97	$-
Granted – 2026	480,587	0.55	10.00	-
Forfeited/Expired – 2026	(6,301)	483.22	-	-
Exercised – 2026	-	-	-	-
Outstanding as of September 30, 2026	562,063	$3.28	9.50	$-
Options vested and exercisable at September 30, 2026	220,375	$7.59	8.72	$-

As of September 30, 2026, the Company had outstanding stock options as follows:

Date Issued	Exercise Price	Number of Options	Expiration date
January 2017	$73,800.00	2	January 1, 2027
January 2018	$70,920.00	2	January 1, 2028
January 2019	$3,384.00	15	January 1, 2029
October 2021	$7,560.00	35	October 26, 2031
January 2022	$5,068.80	21	January 1, 2032
August 2022	$2,323.58	78	August 23, 2032
September 2023	$30.72	4,468	September 12, 2033
January 2024	$28.08	1,337	January 8, 2034
September 2024	$10.38	15,357	September 17, 2034
October 2024	$11.28	4,700	October 16, 2034
January 2025	$5.82	13,529	January 15, 2027
June 2025	$5.28	41,932	June 5, 2035
January 2026	$1.55	25,003	January 8, 2036
September 2026	$0.50	455,584	September 28, 2036

Total outstanding options at September 30, 2026		562,063

Based on a fair value of $0.50 per share on September 30, 2026, there were no exercisable but unexercised in-the-money common stock options on that date.

During the nine months ended September 30, 2026 and 2025, the Company had stock-based compensation expense of $35,183 and $210,684, respectively, related to the vesting of stock options granted to the Company’s employees and directors and included in our reported net loss. Vesting of options differs based on the terms of each option. In addition, during the nine months ended September 30, 2026 and 2025, options exercisable into 25,003 and 13,529 shares of common stock, respectively, were issued to employees in settlement of previously accrued bonuses of $34,854 and $46,183, respectively. During the nine months ended September 30, 2026, options exercisable into 6,301 shares of common stock expired.

The Company utilized the Black-Scholes option-pricing model. The assumptions used for the nine months ended September 30, 2026 are as follows:

September 30, 2026
Risk free interest rate	5.07%
Expected Volatility	127.83%
Expected life (in years)	5.31
Expected dividend yield	0%

The expected volatility is a measure of the amount by which the Company stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based upon the historical volatility of our common stock since listing on the Nasdaq Capital Market. The Company does not believe that the future volatility of its common stock over an option’s expected term is likely to differ significantly from the past. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected life of options granted was determined using the simplified method, under which the expected term is the average of the vesting period and the contractual term of the option. Stock-based compensation is a non-cash expense because the Company settles these obligations by issuing shares of its common stock from its authorized shares instead of settling such obligations with cash payments.

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Other segment expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Nine months ended September 30,
	2026	2025
Revenue	$-	$-

Less:
Research and development	692,914	802,994
Salaries	375,000	375,000
Insurance	194,862	214,970
Stock-based compensation	35,183	210,684
Other segment expenses	981,542	898,189
Change in fair value of warrant liability	(505)	(3,469)
Interest income	(121,655)	(74,020)
Net loss	$2,157,341	$2,424,348

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

Payments to UCLA TDG under the Amended License Agreement for the nine months ended September 30, 2026 and 2025 were $16,080 and $17,388, respectively.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

10. Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were issued. There were no subsequent events noted that would require adjustment to or disclosure in these consolidated financial statements.

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

Our success will depend in part on our ability to obtain and retain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. In the second quarter of 2025, we submitted a patent application with the United States Patent and Trademark Office (“USPTO”) regarding proprietary compositions of rhNELL-1 polypeptide for treating bone conditions. There can be no assurance that the USPTO will approve our patent application or that the patents issued to or licensed by us will not be challenged, invalidated, rendered unenforceable, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us.

During 2024, we announced the treatment of the first subjects in the multicenter, prospective, randomized pilot clinical study of our NB1 bone graft device. NB1 is NELL-1 protein combined with demineralized bone matrix (DBM) to provide rapid, specific and guided control over bone regeneration. Six hospital sites in Australia are now under agreement to participate in the study.

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

July 2026 Private Placement

On July 9, 2026, pursuant to a securities purchase agreement dated July 7, 2026 (the “July 2026 Private Placement”), the Company sold 2,112,677 units to an investor at a purchase price of $1.419 per unit. Each unit consisted of one pre-funded warrant, one Series F warrant and one Series G warrant, each to purchase one share of common stock. The Company received gross proceeds of $2,997,888, and net proceeds of $2,639,667 after deducting offering costs of $358,221. In connection with the July 2026 Private Placement, the Company also issued warrants to the placement agent to purchase 126,761 shares of common stock.

The pre-funded warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire. The Series F and Series G warrants each have an exercise price of $1.42 per share, while the placement agent warrants have an exercise price of $1.775 per share. These warrants became exercisable on September 28, 2026, following stockholder approval of the issuance of the underlying shares. The Series F and placement agent warrants expire on September 28, 2031, while the Series G warrants expire on March 28, 2028.

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

During the three months ended September 30, 2026, the Company issued 1,578,677 shares of common stock upon the exercise of pre-funded warrants for proceeds of $1,579. As of September 30, 2026, 534,000 pre-funded warrants remained outstanding.

ATM Offering

In September 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, establishing an at-the-market offering program (the “ATM Facility”) pursuant to which we may, from time to time, in its sole discretion, issue and sell shares of common stock through Wainwright. In September and December 2024, we filed prospectus supplements providing for the sale of up to $1,143,121 and $832,009, respectively, of common stock under the ATM Agreement. In March 2026, after selling approximately $1.7 million of shares of common stock pursuant to the ATM Facility, we filed a new prospectus supplement under our current shelf registration statement providing for the sale of up to $1,064,000 of common stock under the ATM Agreement.

Shares may be sold through the ATM Facility in transactions deemed to be “at the market” offerings under Rule 415 of the Securities Act. We pay Wainwright a commission of 3.0% of the gross sales price per share sold under the ATM Agreement.

During the three months ended September 30, 2026, we did not sell any shares of common stock through the ATM Facility. During the nine months ended September 30, 2026, we sold 15,120 shares of common stock through the ATM Facility for net proceeds of $20,180, after deducting $2,090 in offering costs.

Nasdaq Compliance

On September 10, 2026, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid price of our common stock for 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5550(a)(2), which requires listed companies to maintain a minimum bid price of at least $1 per share (the “Bid Price Rule”). The Nasdaq Listing Rules provide a compliance period of 180 calendar days, or until March 9, 2027, in which to regain compliance with the Bid Price Rule. If we evidence a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. If we fail to regain compliance with the Bid Price Rule, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

The notification has no immediate effect on the listing of our common stock on Nasdaq. At our 2026 annual meeting of stockholders, we received stockholder approval for a reverse stock split of our outstanding common stock in the range of not less than 1-for-2 and not more than 1-for-10, at the discretion of our Board of Directors. Accordingly, our Board of Directors may authorize a reverse stock split to attempt to increase the per share price of the common stock and regain compliance with the Nasdaq Listing Standards.

Results of Operations

Since our inception, we devoted substantially all of our efforts and funding to the development of the NELL-1 protein and raising capital. We have not yet generated revenues from our planned operations.

Three months ended September 30, 2026 compared to the Three months ended September 30, 2025

	Three months ended September 30, 2026	Three-months ended September 30, 2025	% Change
Operating expenses
Research and development	$242,569	$187,808	29.16%
General and administrative	423,771	527,466	(19.66)%

Total operating expenses	666,340	715,274	(6.84)%

Loss from operations	(666,340)	(715,274)	(6.84)%

Change in fair value of warrant liability	348	1,212	(71.29)%

Interest income	48,341	47,325	2.15%

Net loss	$(617,651)	$(666,737)	(7.36)%

Research and Development

Our research and development expenditures increased from $187,808 for the three months ended September 30, 2025, to $242,569 for the same period in 2026, marking an increase of $54,761. The increase in costs can be attributed to our development activities to extend the shelf-life of our protein. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative expenses decreased by $103,695, from $527,466 for the three months ended September 30, 2025, to $423,771 for the same period in 2026. The decrease was primarily due to the timing of director compensation expense recognition, which is tied to the annual meeting. The 2026 annual meeting was held in September, compared to May 2025, resulting in lower compensation expense recognized during the current quarter.

Change in fair value of warrant liability

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at September 30, 2026.

Nine months ended September 30, 2026 compared to the Nine months ended September 30, 2025

	Nine-months ended September 30, 2026	Nine-months ended September 30, 2025	% Change
Operating expenses
Research and development	$692,914	$802,994	(13.71)%
General and administrative	1,586,587	1,698,843	(6.61)%

Total operating expenses	2,279,501	2,501,837	(8.89)%

Loss from operations	(2,279,501)	(2,501,837)	(8.89)%

Change in fair value of warrant liability	505	3,469	(85.44)%

Interest income	121,655	74,020	64.35%

Net loss	$(2,157,341)	$(2,424,348)	(11.01)%

Research and Development

Our research and development expenditures decreased from $802,994 for the nine months ended September 30, 2025, to $692,914 for the same period in 2026, marking a decrease of $110,080. The decrease in costs can be attributed to timing of our clinical trial. We anticipate continued substantial investment in development activities for NELL-1 as we prepare for our pivotal clinical study in the future.

General and Administrative

Our general and administrative expenses decreased by $112,256, from $1,698,843 for the nine months ended September 30, 2025, to $1,586,587 for the same period in 2026. The decrease was primarily due to the timing of director compensation expense recognition, which is tied to the annual meeting. The 2026 annual meeting was held in September, compared to May 2025, resulting in lower compensation expense recognized during the current quarter.

Change in fair value of warrant liability

The change in fair value of warrant liability represents the re-measurement of the outstanding warrants at September 30, 2026.

Liquidity and Capital Resources

Going Concern and Liquidity

We have no significant operating history and since inception to September 30, 2026 have incurred accumulated losses of approximately $90.3 million. We will continue to incur significant expenses for development activities for our lead product NELL-1/DBM. Operating expenditures for the next twelve months are estimated at $6.0 million. The accompanying consolidated financial statements for the nine months ended September 30, 2026 have been prepared assuming we will continue as a going concern. As reflected in the financial statements, we incurred a net loss of $2.2 million and used net cash in operating activities of $1.9 million during the nine months ended September 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern within a reasonable period of time, which is considered to be one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in their report on the Company’s audited financial statements for the year ended December 31, 2025, included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s ability to raise additional capital is subject to certain restrictions under the securities purchase agreement entered into in connection with the July 2026 Private Placement. Until July 24, 2027, the Company may not enter into any variable rate transaction, including an equity line of credit or an at-the-market (“ATM”) offering facility, other than sales under an ATM facility with Wainwright serving as sales agent. Until that date, the Company also may not effect a reverse stock split without the consent of the purchaser, unless the Board of Directors determines in good faith that a reverse stock split is required to maintain the listing of the Company’s common stock on Nasdaq. In addition, under its engagement agreement with Wainwright, Wainwright has a right of first refusal to act as the Company’s exclusive placement agent, underwriter or advisor for certain future financings through July 2027. Sales under the ATM facility are also limited by the amount the Company may sell under its shelf registration statement, which depends on the market value of its common stock held by non-affiliates. These restrictions may limit the Company’s ability to raise capital on acceptable terms or in the amounts needed. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company.

At September 30, 2026 and December 31, 2025, we had cash of $6,088,085 and $5,334,322, respectively. On July 9, 2026, we completed the July 2026 Private Placement and after deducting cash costs of approximately $358,000, we received net proceeds of approximately $2.6 million from the offering.

Available cash is expected to fund our operations through the second quarter of 2027.

Cash Flows

Operating activities

For the nine months ended September 30, 2026 and 2025, cash used in operating activities totaled $1,854,997 and $1,976,388, respectively.

Financing activities

During the nine months ended September 30, 2026, cash provided by financing activities was $2,608,760 compared to $4,700,341 for the nine months ended September 30, 2025, primarily from the net proceeds of the ATM Facility, net proceeds of the July 2026 Private Placement and exercise of pre-funded warrants. During the nine months ended September 30, 2025, cash provided by financing activities was from the net proceeds of the ATM Facility, the net proceeds of a public offering completed in June 2025 and the exercise of pre-funded warrants.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2026, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the Bid Price Rule.

Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until March 9, 2027, in which to regain compliance with the Bid Price Rule. If we evidence a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will regain compliance. In the event we do not regain compliance with the Bid Price Rule by March 9, 2027, we may be eligible for consideration of a second 180-day compliance period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq’s Capital Market, other than the Bid Price Rule, and notify Nasdaq of our intent to cure the minimum bid price deficiency.

If we fail to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

The notification has no immediate effect on the listing of our common stock on Nasdaq. We intend to monitor the closing bid price of our common stock and consider our available options in the event the closing bid price of our common stock remains below $1 per share. At our 2026 annual meeting of stockholders, we received stockholder approval for a reverse stock split of our outstanding common stock in the range of not less than 1-for-2 and not more than 1-for-10, at the discretion of our Board of Directors (the “Reverse Stock Split”). Accordingly, our Board of Directors may authorize a reverse stock split to attempt to increase the per share price of the common stock and regain compliance with the Nasdaq Listing Standards.

On July 22, 2026, the SEC approved a new continued listing requirement codified as Nasdaq Listing Rule 5550(a)(6) that requires companies to maintain a market value of listed securities of at least $5 million (the “MVLS Requirement”). On July 29, 2026, the SEC provided notice that the order approving the MVLS Requirement was stayed pending a petition for review of the action. On September 11, 2026, the SEC announced that the petitions for review of the approval of the MVLS Requirement were granted and that the implementation of the MVLS Requirement would remain stayed until the SEC orders otherwise. As of the date hereof, we are not in compliance with the MVLS Requirement if it were to come into effect. Under Nasdaq Listing Rule 5810(c)(1), if the MVLS Requirement comes into effect and we fail to meet the MVLS Requirement for 30 consecutive business days, our securities will be suspended and immediately delisted from the Nasdaq Capital Market, even if we are appealing a delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), and the Panel will have limited discretion to reverse the delisting determination if it was issued in error or grant an exception for up to 180 days for us to demonstrate compliance with all requirements for initial listing on Nasdaq.

There can be no assurance that we will be able to regain compliance with the Bid Price Rule and maintain compliance with Nasdaq’s other continued listing standards. In addition, if the MVLS Requirement comes into effect, we cannot assure you that we will be able to regain compliance with the MVLS Requirement. Accordingly, our common stock could be delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

We cannot assure you that the Reverse Stock Split will increase the price of our common stock.

We may need to effect the Reverse Stock Split to regain compliance with the Bid Price Rule. We expect that the Reverse Stock Split, if effected, will increase the market price of our common stock. However, the effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies of similar size to us is varied, particularly because investors may view a reverse stock split negatively. We have effected reverse stock splits in the past, however, the price of our common stock did not remain at the elevated price for an extended period of time following the reverse stock split. It is possible that the per share price of our common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of outstanding shares of common stock following the Reverse Stock Split, and the Reverse Stock Split may not result in a per share price that would attract investors who do not trade in lower-priced securities. In addition, we cannot assure you that our common stock will be more attractive to investors. Even if we implement the Reverse Stock Split, the market price of our common stock may decrease due to factors unrelated to the Reverse Stock Split, including our future performance, similar to our prior reverse stock split. If the Reverse Stock Split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

The Reverse Stock Split may decrease the liquidity of our common stock and result in higher transaction costs.

The Reverse Stock Split, if effected, may decrease the liquidity of our common stock because fewer shares would be outstanding after the Reverse Stock Split. In addition, if the Board of Directors implements the Reverse Stock Split, more stockholders may own “odd lots” of fewer than 100 shares of common stock, which may be more difficult to sell. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares or multiples of 100 shares of common stock. Accordingly, the Reverse Stock Split may not achieve the desired results of increasing marketability of the common stock as described above.

If the Reverse Stock Split is effected, the resulting per-share market price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

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

A decline in the market price of our common stock after the Reverse Stock Split is effected may result in a greater percentage decline than would occur in the absence of the Reverse Stock Split.

If the Reverse Stock Split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. The market price of our common stock will, however, also be based upon our performance and other factors, which are unrelated to the number of shares of common stock outstanding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, we did not issue any shares in reliance on Section 4(a)(2) of the Securities Act, as amended as a transaction not involving a public offering which have not previously been reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Incorporated by reference
Exhibit		(unless otherwise indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing date

4.1	Form of Series F Warrant dated July 9, 2026	8-K	001-40899	4.1	July 9, 2026

4.2	Form of Series G Warrant dated July 9, 2026	8-K	001-40899	4.2	July 9, 2026

4.3	Form of Pre-Funded Warrant dated July 9, 2026	8-K	001-40899	4.3	July 9, 2026

4.4	Form of Placement Agent Warrant dated July 9, 2026	8-K	001-40899	4.4	July 9, 2026

10.1	Form of Securities Purchase Agreement dated July 7, 2026	8-K	001-40899	10.1	July 9, 2026

10.2	Form of Registration Rights Agreement dated July 7, 2026	8-K	001-40899	10.2	July 9, 2026

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2026.	—	—	—	—

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2026.	—	—	—	—

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONE BIOLOGICS CORPORATION

Dated: October 26, 2026	By:	/s/ Jeffrey Frelick
	Name:	Jeffrey Frelick
	Title:	Chief Executive Officer
(on behalf of the registrant and as principal executive officer)

